Form 10QSB
period 1996-03-31
US TRANSPORTATION SYSTEMS INC
filed 1996-05-15
CIK 779954

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      ----------------------------------

                                  FORM 10-QSB


                 X  QUARTERLY REPORT PURSUANT TO SECTION 13
                --
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended March 31, 1996.

                __  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    Commission File No. 0-16140

                       U.S. TRANSPORTATION SYSTEMS, INC.
                       ---------------------------------
            (Exact name of the Registrant as specified in Charter)


                    Nevada                       34-1397328
         --------------------------        ----------------------------
           (State of Incorporation)        (I.R.S. Employer ID Number)

33 W. Main Street, Suite 205, Elmsford, New York           10523
- ------------------------------------------------           -----
   (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number including Area Code:  914-345-3339

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


YES   X         NO _____
    -----


As of May 9, 1996, there were 18,447,545 shares of Common Stock, $.01 par value, net of treasury shares.

Transitional Small Business Disclosure Format

YES ____       NO   X
                  -----

                      U. S. TRANSPORTATION SYSTEMS, INC.
                               AND SUBSIDIARIES



                                     Index
                                     -----

                                                            Page
                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheet as of
             March 31, 1996                                  3-4

           Consolidated Statements of Income for
            the Three Months Ended March 31, 1996
            and 1995                                           5

           Consolidated Statements of Stockholders'
            Equity for the Year Ended December 31,
            1995 and the Three Months Ended
            March 31, 1996                                   6-7

           Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 1996
            and 1995                                        8-10

           Notes to Consolidated Financial Statements      11-12

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                        13

PART II.   OTHER INFORMATION

Item 6.    Exhibit                                            14

Signatures                                                    15

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996
                                  (Unaudited)


                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash and cash equivalents                                            $ 1,078,091
  Cash - restricted                                                        167,035
  Accounts receivable, net of allowance for doubtful
   accounts of $321,000                                                  3,747,288
  Notes receivable                                                         373,037
  Costs and estimated earnings in excess of billings                       483,457
  Net investment in sales-type leases                                      586,252
  Inventories                                                              838,773
  Prepaid and other assets                                                 758,950
                                                                       -----------
    TOTAL CURRENT ASSETS                                                 8,032,883
                                                                       -----------
PROPERTY, PLANT AND EQUIPMENT:
  Revenue equipment - highway coaches                                    3,447,394
  Other                                                                  3,181,450
                                                                       -----------
    Total - at cost                                                      6,628,844
  Less:  Accumulated depreciation                                       (2,776,928)
                                                                       -----------
PROPERTY, PLANT AND EQUIPMENT- NET                                       3,851,916

ASSETS HELD FOR SALE                                                        55,953

OTHER ASSETS:
  Net investment in sales-type leases                                    2,070,913
  Deferred taxes                                                           750,000
  Goodwill, net of amortization of $423,453                              5,113,191
  Other intangibles, principally operating rights - net
   of amortization of $73,334                                              319,233
  Notes receivable                                                         418,343
  Other assets                                                             748,099
                                                                       -----------
TOTAL OTHER ASSETS                                                       9,419,779
                                                                       -----------
TOTAL ASSETS                                                           $21,360,531
                                                                       ===========

                See notes to consolidated financial statements.

              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996
                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Cash overdraft                                 $   302,778
  Notes payable                                    3,519,080
  Accounts payable                                 1,489,320
  Accrued liabilities                                572,231
  Due to related party                               215,772
                                                 -----------

TOTAL CURRENT LIABILITIES                          6,099,181

LONG-TERM OBLIGATIONS, NET OF CURRENT
 MATURITIES:
  Notes payable                                    1,195,904
  Due to related party                               281,296
                                                 -----------

TOTAL LONG-TERM OBLIGATIONS, NET OF
 CURRENT MATURITIES                                1,477,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01 per share,
   redemption value $10.00 per share:
     Authorized - 10,000,000 shares
     Issued and outstanding - 180,000 shares       1,800,000
  Common stock - par value $.01 per share:
     Authorized - 50,000,000 shares
     Issued and outstanding - 18,447,545 shares      184,475
  Additional paid-in capital                      18,927,372
  Stock subscription receivable                     (290,285)
  Deferred compensation                             (607,292)
  Retained earnings (deficit)                     (6,230,120)
                                                 -----------

TOTAL  STOCKHOLDERS'  EQUITY                      13,784,150
                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                          $21,360,531
                                                 ===========

                See notes to consolidated financial statements.

             U. S. TRANSPORTATION SYSTEMS, INC.  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                            1996         1995
                                        ------------  -----------
REVENUES                                $ 6,516,126   $3,427,311
                                        -----------   ----------
EXPENSES:
  Cost of goods sold                      1,742,564      376,697
  Operating expenses                      2,388,968    1,859,584
  Selling, general and administrative     1,289,529      834,861
  Depreciation and amortization             213,329       31,792
  Amortization of intangible assets         166,535       29,732
  Rent expense                              270,741       70,778
                                        -----------   ----------
TOTAL EXPENSES                            6,071,666    3,203,444
                                        -----------   ----------
INCOME FROM OPERATIONS                      444,460      223,867
                                        -----------   ----------
OTHER INCOME (EXPENSES):
  Interest expense                         (133,550)     (65,955)
  Interest income                            68,711       50,415
  Gain (loss) on sales of assets             50,427      (39,448)
  Other                                      (8,383)       8,113
                                        -----------   ----------
NET OTHER EXPENSES                          (22,795)     (46,875)
                                        -----------   ----------
NET INCOME                              $   421,665   $  176,992
                                        ===========   ==========

EARNINGS PER SHARE                             $.03         $.02
                                        ===========   ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      16,746,500    7,303,190
                                        ===========   ==========

                See notes to consolidated financial statements.

              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                     THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)



                                                Preferred
                         Common Stock             Stock            Additional   Stock Sub-    Deferred     Retained
                    --------------------  ----------------------    Paid-In      scription    Compen-      Earnings
                      Shares     Amount    Shares      Amount       Capital     Receivable     sation     (Deficit)       Total
                    ----------  --------  ---------  -----------  ------------  -----------  ----------  ------------  ------------

Balance,
December 31, 1994    7,333,190  $ 73,332   180,000   $1,800,000   $13,508,983    $    -      $(811,359)  $(7,555,263)  $ 7,015,693
- -----------------

Preferred stock
 issuance                 -         -      170,000    2,040,000    (1,073,524)        -           -             -          966,476

Preferred stock
 conversion          2,550,000    25,500  (170,000)  (2,040,000)    2,014,500         -           -             -             -

Restricted stock
 grant issuance           -         -         -            -             -            -        135,667          -          135,667

Stock options
 issued                   -         -         -            -             -            -         17,188          -           17,188

Preferred
 dividends              57,480       575      -            -             (575)        -           -         (220,440)     (220,440)

Common stock
 issued in
 connection with
 purchase of
 Armstrong
 Freight Express       780,000     7,800      -            -          557,700         -           -             -          565,500

Common stock issued
 in connection with
 purchase of Trans-
 Lynx Express          116,539     1,165      -            -           83,325         -           -             -           84,490

Common stock issued
 in connection with
 purchase of
 Automated Solutions 1,800,000    18,000      -            -        1,332,000         -           -             -        1,350,000

Common stock issued
 in exchange for
 consulting services   335,000     3,350      -            -          239,275         -           -             -          242,625

Common stock issued
 in connection with
 Contract Settlement    50,000       500      -            -           35,750      (36,250)       -             -             -

Stock options
 exercised             370,000     3,700      -            -          247,475     (254,035)       -             -           (2,860)

Net income                -         -         -            -             -            -           -        1,123,918     1,123,918
                    ----------  --------  --------   ----------   -----------   ----------   ---------   -----------   -----------

Balance,
 December 31, 1995
 (carried forward)  13,392,209  $133,922   180,000  $ 1,800,000   $16,944,909    $(290,285)  $(658,504)  $(6,651,785)  $11,278,257
- ------------------  ----------  --------  --------   ----------   -----------   ----------   ---------   -----------   -----------

                See notes to consolidated financial statements.

              U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONCLUDED)
                   FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                     THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)




                        Common Stock          Preferred Stock      Additional   Stock Sub-    Deferred     Retained
                   ----------------------  ---------------------    Paid-In     scription     Compen-      Earnings
                     Shares      Amount     Shares     Amount       Capital     Receivable     sation     (Deficit)       Total
                   -----------  ---------  --------  -----------  ------------  -----------  ----------  ------------  ------------

Balance,
 December 31, 1995
 (brought forward)  13,392,209   $133,922   180,000   $1,800,000   $16,944,909    $(290,285)  $(658,504)  $(6,651,785)  $11,278,257
- ------------------

Preferred stock
 issuance                 -          -          300      300,000       (43,272)        -           -             -          256,728

Debentures
 converted into
 common stock        4,522,002     45,220      -            -        1,731,068         -           -             -        1,776,288

Preferred stock
 conversion            533,334      5,333      (300)    (300,000)      294,667         -           -             -             -

Restricted stock
 grant issuance           -          -         -            -             -            -         37,844          -           37,844

Stock options
 issued                   -          -         -            -             -            -         13,368          -           13,368

Repurchase of
 common stock         (110,000)    (1,100)     -            -          (81,400)        -           -             -          (82,500)


Common stock
 issued in
 connection
 with purchase
 of Krogel             110,000      1,100      -            -           81,400         -           -             -           82,500

Net income                -          -         -            -             -            -           -          421,665       421,665
                    ----------   --------   -------   ----------   -----------   ----------   ---------   -----------   -----------
Balance,
March 31, 1996      18,447,545   $184,475   180,000   $1,800,000   $18,927,372    $(290,285)  $(607,292)  $(6,230,120)  $13,784,150
- --------------      ==========   ========   =======   ==========   ===========   ==========   =========   ===========   ===========

                See notes to consolidated financial statements.


              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                                           1996         1995
                                                       ------------  ----------
OPERATING ACTIVITIES:

Net income from continuing operations                  $   421,665   $ 176,992
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                             379,864     109,714
 (Gain) loss on sale of assets                             (50,427)     39,448
 Change in assets and liabilities:
  Accounts receivable                                     (896,430)     52,623
  Inventories                                              138,130     (97,450)
  Notes receivable                                          (6,367)     (8,800)
  Costs and estimated earnings in excess
     of billings                                          (240,162)       -
  Prepaid and other assets                                  34,799     (59,205)
  Accounts payable                                        (384,042)   (109,163)
  Billings in excess of costs and estimated
     earnings                                             (354,512)       -
  Accrued liabilities                                      (93,842)    114,786
                                                       -----------   ---------
Net cash provided by (used in) continuing
 operations                                             (1,051,324)    218,945
                                                       -----------   ---------

Discontinued operations:
 Adjustments - change in net assets and liabilities
  of discontinued operations and net cash
  provided by (used in) discontinued operations             96,547    (204,943)
                                                       -----------   ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
 (CARRIED FORWARD)                                     $  (954,777)  $  14,002
                                                       -----------   ---------


                See notes to consolidated financial statements.

              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                                   1996          1995
                                               ------------  ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES
 (BROUGHT FORWARD)                             $  (954,777)  $    14,002
                                               -----------   -----------

INVESTING ACTIVITIES:
 Capital expenditures                               (1,775)      (56,411)
 Acquisition of intangible assets                 (150,000)         -
 Proceeds from sale of assets                         -          410,163
 Transfers to restricted cash                       (1,282)       (2,281)
 Advances on notes and leases receivable           (25,000)         -
 Collections of notes and leases receivable        112,184       156,563
 Other                                             (13,297)       25,964
                                               -----------   -----------
NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                              (79,170)      533,998
                                               -----------   -----------

FINANCING ACTIVITIES:
 Principal payments to related party              (105,227)         -
 Cash overdraft                                    302,778       (35,571)
 Proceeds from issuance of preferred stock         256,728     1,555,933
 Borrowings on debt                              2,221,950     2,045,563
 Principal payments on long-term debt           (2,291,980)   (2,510,503)
                                               -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          384,249     1,055,422
                                               -----------   -----------

NET (DECREASE) INCREASE IN CASH                   (649,698)    1,603,422

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                               1,727,789          -
                                               -----------   -----------

CASH AND CASH EQUIVALENTS, END
 OF PERIOD                                     $ 1,078,091   $ 1,603,422
                                               ===========   ===========

                See notes to consolidated financial statements.

              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)



               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
               ------------------------------------------------

                                               1996           1995
                                             --------       --------
Cash paid during the period for:
 Interest                                    $135,000       $151,000
                                             ========       ========



                  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                  -------------------------------------------
                           AND FINANCING ACTIVITIES
                           ------------------------

       During the three months ended March 31, 1996 and 1995, the Company sold buses in exchange for $154,351 and $763,846, respectively, of sales-type financing leases receivable.

       During the three months ended March 31, 1996, the Company acquired revenue equipment utilizing long-term debt of $529,359.

       During the three months ended March 31, 1996, holders of $1,776,288 of convertible debentures converted such debentures into 4,522,002 shares of the Company's common stock.

       During the three months ended March 31, 1996, the Company converted 300 shares of convertible preferred stock into 533,334 shares of common stock.

       During the three months ended March 31, 1996, the Company acquired 110,000 shares of its common stock for $82,500.

       In February 1996, the Company issued 110,000 shares of its common stock valued at $82,500, as part of its acquisition of certain personal property and contract rights from Krogel Freight Systems of Tampa, Inc. and Krogel Air Freight, Inc.

       In March 1995, the Company sold a substantial portion of the assets of Suncoast Transportation for $25,000 cash and a promissory note of $175,000.


                See notes to consolidated financial statements.

              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Note 1 - Management's Representation
         ---------------------------

       In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of U.S. Transportation Systems, Inc. and Subsidiaries and the results of their operations and their cash flows for the three months ended March 31, 1996 and 1995, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit that fair presentation have been made. Certain information and footnote disclosures normally required by financial accounting principles have been condensed or omitted. It is suggested that these statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10-KSB report. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

Note 2 - Capitalization
         --------------

       In January 1996, the Company issued $300,000 of convertible preferred stock, which were converted into 533,334 shares of common stock in March 1996.

       On February 21, 1996, the Board of Directors approved an increase in the authorized common stock shares from 20,000,000 to 50,000,000 shares.

Note 3 - Acquisition
         -----------

       On February 23, 1996, the Company purchased certain personal property, intangible assets and contract rights from Krogel Air Freight, Inc. and Krogel Freight Systems of Tampa, Inc. for $150,000 in cash and 110,000 shares of common stock. This acquisition was accounted for as a purchase.

Note 4 - Subsequent Events
         -----------------

       On April 18, 1996, the Company issued $1,200,000 of 5% subordinated promissory notes and bridge units. Simultaneously with the issuance of this note, the holder hereof is entitled to receive such number of shares of the Company's common stock and common stock purchase warrants, as equals (a) 35% of the principal amount of this note, divided by the lesser of the closing high bid price of the common stock (the "Bid Price") on the day on which a registration statement pursuant to the Securities Act of 1993, registering such Unit Securities is declared effective, or the price of the units to be sold by the Company in its proposed secondary public offering pursuant to such registration statement, if such effective

              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Note 4 - Subsequent Events (Continued)
         -----------------------------

date shall occur on or prior to four months from the final closing; or (b) 40% of the principal amount of this note divided by the lesser of the Bid Price or the offering price on the effective date, if such effective date shall occur between five months and seven months from the final closing; or (c) 50% of the principal amount of this note divided by the lesser of the Bid Price or the offering price on the effective date, if such effective date shall occur on or after the end of seven months from the final closing. In the event that either
(a) these notes have not been paid on or prior to the maturity date; or (b) the unit securities have not been registered by on or prior to the end of seven months from the final closing, then, at the sole option of the holder of this note, the entire principal amount of this note may be converted into such number of shares of common stock and warrants as equals the principal amount of this note, divided by 50% of the Bid Price on the day prior to the effective date.

       On April 29, 1996, the Company filed a registration statement under the Securities Act of 1933, with the Securities and Exchange Commission. The Company estimates the net proceeds from the offering to be $8,617,500.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Three Months Ended March 31, 1996 vs.
                       Three Months Ended March 31, 1995
                       ---------------------------------



Results of Operations
- ---------------------

       The Company's revenue for the first three months of 1996 increased significantly from the same period in 1995, from $3,427,311 in 1995 to $6,516,126 in 1996, i.e., by 90 percent. This increase substantially resulted from the acquisition of Armstrong Freight in June 1995, Trans Lynx in July 1995, Automated Solutions (ASI) in November 1995 and Krogel in February 1996.

       Armstrong's revenue (combined with Trans Lynx and Krogel, the operations of which acquisitions have been merged into Armstrong), for the three months ended March 31, 1996 was $1,285,263. ASI's revenue for the three months ended March 31, 1996 was $1,716,910.

       At the end of 1993, the Company's Board of Directors decided to terminate the Company's charter bus operations. Charter operations had produced very small profit margins in recent years and only when undertaken in conjunction with contract operations. All charter operations have been discontinued, sold or otherwise dissolved by the end of 1995. As of March 31, 1996, the only assets remaining from the discontinued segment was one (1) motor coach bus with a book value of $55,953.

Liquidity and Capital Resources
- -------------------------------

       The Company's working capital of $1,933,702 at March 31, 1996 represented an increase of $517,441 from the Company's working capital of $1,416,261 at December 31, 1995. This improvement is chiefly the result of the Company's operation in the quarter.

       Cash flow from operations was $751,102 for the three months ended March 31, 1996 before the application of funds to working capital components. The Company anticipates positive cash flow from continuing operations in the foreseeable future. Further, the Company anticipates that cash flow from the discontinued charter segment will continue to be positive as the Company disposes of this segment's assets.

       The Company has no significant commitments at this time which would require it to expend capital and believes its current facilities and capital equipment are adequate for the Company as currently structured.

                          PART II - OTHER INFORMATION



Item 6.  Exhibit

       15.1  Letter on Unaudited Interim Financial Information

                       U.S. TRANSPORTATION SYSTEMS, INC.
                               AND SUBSIDIARIES



                                  Signatures



       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf on May 13, 1996 by the undersigned, thereunto duly authorized.

                                 U.S. TRANSPORTATION SYSTEMS, INC.



                                 /s/ Michael Margolies
                                 ---------------------------------

                                 MICHAEL MARGOLIES
                                 CHIEF EXECUTIVE OFFICER



                                 /s/ Terry A. Watkins
                                 ---------------------------------

                                 TERRY A. WATKINS
                                 CHIEF FINANCIAL OFFICER