Form 10KSB/A
period 1995-12-31
US TRANSPORTATION SYSTEMS INC
filed 1996-08-08
CIK 779954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB-A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 1995
                                          -----------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                           Commission File No. 0-16140
                                               -------
                        U.S. TRANSPORTATION SYSTEMS, INC.
- -------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Nevada                               34-1397328
  -------------------------------             ------------------
  (State or other Jurisdiction of              (I.R.S. Employer
   Incorporation or Organization)             Identification Number)

33 West Main Street
Elmsford, New York                                10523
- -------------------------------------------------------------------------------
(Address of Principal Executive Office)        (Zip Code)

Issuer's Telephone Number, including Area Code:  (914) 345-3339
                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

         Series A Cumulative Convertible Preferred Stock, $.01 par value
         ---------------------------------------------------------------
                                (Title of Class)

                     Class A Common Stock Purchase Warrants
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                  Yes    X                    No
                      ------                     ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB.  [X]

                          EXHIBIT INDEX IS AT PAGE [ ]

The issuer's revenues for 1995 were $17,350,973.

On March 29, 1996, the price for the Registrant's Common Stock, $.01 par value, on the over-the-counter market, was $.75 per share. Based upon the price quoted, the aggregate market value, as of March 29, 1996 of the shares of Common Stock, $.01 par value, held by non-affiliates was $3,900,988. The prices referred to represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not represent actual transactions. "Non-affiliates" includes all shareholders of the Registrant other than its officers, directors and owners of more than ten percent of its outstanding Common Stock.

As of March 29, 1996, there were 18,445,638 shares of Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                -------------------------------------------------

                                     PART I

Item 1                      BUSINESS

                  U.S. Transportation Systems, Inc., a Nevada corporation (the "Company"), is currently engaged in three business areas: (i) providing transportation related services; (ii) manufacturing transportation machinery and equipment; and (iii) providing entertainment services.

                  The Company's transportation related services consist of (i) providing bus and other motor vehicle transportation services to customers such as businesses and municipalities on a contract basis, (ii) operating a fleet of company-owned and privately-owned taxi cabs in Lima and Toledo, Ohio, and (iii) over-the-road package delivery services for common carriers. The manufacturing division includes (i) Automated Solutions, Inc. ("ASI"), which designs, manufactures and markets machinery which folds and tests airbags and assembles airbag modules, for installation in passenger and utility vehicles, and (ii) American Trade-A-Bus of Texas, Inc. ("ATAB"), which manufactures certain transportation vehicle components as a sub-contractor of a contractor of the United States Department of Defense and provides related engineering services. The Company's entertainment division consists of five ticket brokerage agencies which sell tickets for theatrical, sports and other entertainment events, and a travel agency that provides packaged tours of New York.

Strategic Acquisitions

                  During the past three years, the Company engaged in a strategy to enhance its profitable operations and diversify through acquisitions of other businesses. Such acquisitions include the following:

                  In November 1995, the Company acquired all of the issued and outstanding capital stock of ASI in exchange for 1,800,000 shares of Common Stock. ASI is engaged in designing, manufacturing and selling machinery which folds and tests airbags and assembles airbag modules, for installation in passenger and utility vehicles. ASI holds several design patents on automatic bag folding machinery and the process through which these machines operate. To the Company's knowledge, no other such patents exist. ASI's bag folding machinery ranges from manual assist to fully automatic machines for both driver-side and passenger-side airbags. ASI also manufactures airbag module assembly equipment including ring, bag, and plate riveters; non-destructive flow testers; driver's-side and passenger's-side airbag burst machines (destructive test); screw and nut torque systems; and cover and inflator riveters. ASI's sales are international in scope and the beneficiaries of its products include many of the largest automobile manufacturers in the world. See "Airbag Folding and Module Assembling Machinery."

                  In May 1992, the Company acquired the assets of Advance Entertainment of New York, and in July 1994, the Company acquired the assets of Audience Projects, Inc. (now operating as Advance Entertainment - Chicago). Both of these companies are entertainment and theater ticket agencies. The aggregate purchase price for these businesses was $125,500. See "Entertainment Division," below.

                  The Company acquired the assets of Suncoast Transportation ("Suncoast"), a bus company located in Tampa, Florida that operates school buses and provides transportation services under contract, particularly services in connection with sporting events. On September 1, 1993, the Company issued a $132,000 promissory note in exchange for a 50% interest in the business, and on September 1, 1994, the Company acquired the other 50% interest in exchange for 375,000 shares of the Company's Common Stock. In March 1995, the Company sold a substantial portion of the assets of Suncoast for $70,000 in cash and notes totalling $592,000 to an unrelated third party. The previous owner of Suncoast continues to be employed by the Company and will continue to pursue transportation contracts relating to sporting events through the Company's subsidiary, Transportation Management Services, Inc. See "-- Contract Transportation Services," below.

                  In December 1994, the Company acquired the capital stock of Camelot Consultants, Inc. ("Camelot"), which is engaged in owning and leasing buses to third parties. Camelot was acquired from members of the Margolies family, principal stockholders and directors of the Company, in exchange for 180,000 shares of the Company's Series C Preferred Stock. As of the acquisition date, 327,000 shares of the Company's Common Stock were held by Camelot. The shares, valued at December 31, 1994 at $286,125, were retired upon the acquisition. Additionally, per appraisals, the property and equipment and assets acquired were valued at $1,488,750.

                  In October 1994, the Company acquired the capital stock of ATAB in exchange for a $200,000 promissory note. ATAB is engaged in providing engineering services and manufacturing electrical component parts for transportation vehicles. See "Contract Transportation Services -- Transportation Component Manufacturing Services."

                  In June 1995, the Company acquired the capital stock of Avanti Delivery Services, Inc. and Priority Express Service, Inc. for an aggregate of 780,000 shares of Common Stock and the assets of Falcon Freight, Inc. for $20,000, Florida based corporations which collectively operate a package delivery service under the name "Armstrong Freight Service," and acquired the capital stock of Trans Lynx Express, Inc., another Florida based company that provides ground transportation of containerized air cargo for 116,529 shares of Common Stock. See "Contract Transportation Services -- Package Delivery Services."

Transportation Related Services

                  Contract Transportation Services. This segment of the Company's business consists of supplying buses, vans or customized vehicles to customers pursuant to written contracts which are generally awarded on a competitive bid basis. Customers include municipalities and other governmental agencies, schools, the armed forces and private industry.

                  During the past 14 years, the Company has developed an extensive infrastructure to support its contract transportation activities. This infrastructure consists of major garage facilities, repair shops, contiguous parking areas and computerized dispatch and communications capacity, all staffed by an experienced group of maintenance, operational and administrative personnel. While such support structures exist for all localities from which the Company operates each of its contract activities, the Company's strongest infrastructure hubs are centered in the areas of Detroit, Michigan, Toledo and Cincinnati, Ohio and Tampa, Florida. In all of its localities, the Company has established sources for operational supplies and repair parts, with round-the-clock dispatching, maintenance and road service. As the Company pursues contract transportation opportunities, its objective is to exploit the advantages of its infrastructure for efficient operations.

                  Most of the transportation contracts which the Company secures are awarded on a competitive bid basis. A municipality, public authority or private corporation sets forth the specifications for its transportation requirements, and the Company and its competitors submit bids specifying prices for the services and other terms requested in the solicitation of bids. The contract is then awarded on the basis of price, financial reliability of the bidder, and other considerations.

                  Upon the award of the contract (or, in cases where the Company obtains a contract by private negotiation, upon the signing of the contract), the Company may have to make a significant capital expenditure to establish the facilities (including garage, tools, and personnel) and obtain the equipment (generally buses and spare parts) necessary to carry out the Company's obligations under the contract. While capital expenditures do not occur in every case in which the Company contracts with a new party, the Company's experience has been that such expenditures are usually necessary and are often significant. The Company will then recover the cost of its expenditures from fees paid to it over the life of the contract.

       One of the Company's largest transportation contracts is with the Ford Motor Company. Under this contract, the Company has operated an internal bus transportation system for 15 years for over 20,000 employees at Ford's River Rouge plant in Dearborn, Michigan where employees are prohibited from parking. Under the terms of the contract, Ford pays the Company on a per hour basis for bus service, the service operates 24 hours a day, 365 days a year and the contract expires on June 30, 1996. Revenues from this contract provided approximately 14% of the Company's gross revenue in 1995 and 19% of the Company's gross revenues in 1994.

                  Other contract transportation services offered by the Company include its arrangement with the City of Cincinnati. Cincinnati has its main airport located over the state border in Boone County, Kentucky. It is important to the city officials and airport management that travelers have safe, reliable and economical transportation between the airport and various city locations. For the past 14 years, the Company has had an arrangement with the City of Cincinnati which gives the Company the exclusive right to perform this service. There is no guarantee of price or profitability, but the Company anticipates the exclusive arrangement to be profitable. The Company also runs a shuttle service at the airport under a contract with the City of Cincinnati. The Company provides round-the-clock shuttle service between the various terminals and parking lots, and is paid by the City on an hourly basis. The term of the Company's arrangement with the City of Cincinnati continues through August 2000.

                  In 1994, the Company completed a package of one-month contracts with several participants in the 1994 World Cup. Based upon the success of the World Cup contracts, the Company has formed a subsidiary named "Transportation Management Services, Inc." ("TMSI"). The business of TMSI is to organize and manage transportation in connection with sporting events and other large public events, using vehicles owned by the Company or vehicles operated by other carriers with whom TMSI enters into subcontracts. During 1995, TMSI was designated as an approved transporter in connection with the Hall of Fame Bowl and the Super Bowl, and will seek to obtain similar arrangements in connection with other events. The Company has also been awarded a sub-contract to provide bus services during the 1996 Olympic Games in Atlanta.

                  Contract services such as these make up the fastest growing segment of the Company's current transportation operations. It has been the Company's experience that its expertise and reputation for reliable service in the contract transportation business, as well as its imaginative approach to creating a specialized market niche has resulted in new and profitable business.

                  Package Delivery Services. The primary business of Armstrong Freight Service is delivery of packages under contract from other common carriers. The primary business of Trans Lynx is ground delivery, generally between airports, of containerized air cargo under contract from other common carriers. In both instances, these common carriers are generally well-known overnight couriers. These overnight couriers utilize Armstrong Freight Service and Trans Lynx because for certain packages, Armstrong's truck delivery is more efficient than the air freight delivery which is central to the operations of the overnight couriers. Armstrong Freight Service is also an alternative for these carriers when they have more packages than their own transportation equipment can handle. The Company's acquisition of Armstrong Delivery Service and Trans Lynx, therefore, will allow it to participate in the growing package delivery industry without making the immense capital investment necessary to establish a package carrier which deals directly with the public.

                  Taxi Cab and Car Services. The Company's taxi operations are located in Toledo and Lima, Ohio and are performed by Black & White Cab, Inc. ("Black & White"), a wholly-owned subsidiary of the Company. Black & White maintains a fleet of 76 cabs, of which 21 are Company-owned and 55 of which are driver-owned. In 1995, Black & White accounted for 4% of the Company's revenues.

                  The Company's car service operations are located in New York City and Westchester County, New York and are performed by Transportation Systems Corp., a wholly-owned subsidiary of the Company, for the general public. Transportation Systems maintains a fleet of thirty-seven vehicles, a mixture of Town Cars and vans, all of which are driver-owned or driver-leased. In 1995, Transportation Systems Corporation accounted for 12% of the Company's revenues.

                  Transportation Component Manufacturing Services. The Company, through ATAB, is engaged in the business of providing engineering services and electrical components to vehicle manufacturers. Its facility in Sealy, Texas houses two divisions: the Engineering Services Division and the Harness Production Division. At the present time, both Divisions are performing services exclusively for one customer: Stewart & Stephenson. The Engineering Services Division provides drafting and other services in relation to the Family of Medium Tactical Vehicles that Stewart & Stephenson produces for the U.S. Army. The Harness Production Division employs 92 people to assemble the Enhanced Electrical Systems wiring harness set components for that same military vehicle. ATAB provides these services to Stewart & Stephenson pursuant to short-term agreements which are renewed as they expire. ATAB's total revenues for 1995 were approximately $4,112,000, of which approximately $3,800,000 were derived from the manufacture of wire harnesses.

Equipment

                  The Company owns and maintains for operations a fleet of 99 vehicles, including 6 highway coaches, 5 transit buses, 16 school buses, 14 vans, 3 minibuses, 11 delivery trucks, and 32 cabs, cars and service vehicles. The Company also owns 2 highway coaches (reduced from 37 coaches at December 31, 1994) which it intends to resell.

                  To maintain its fleet, the Company operates a number of vehicle repair centers staffed by mechanics and trained servicemen. These shops, most of which operate around the clock, 365 days per year, service the Company's vehicles exclusively.

Liability Insurance Coverage

                  The transportation industry has in the past decade encountered severe problems in obtaining liability insurance to cover the risk of loss arising from personal injury and property damage claims. This insurance is mandatory to permit the Company to operate as a passenger carrier. Additionally, the cost of this insurance coverage, when available, has increased dramatically. The cost of the Company's insurance for the 1995-1996 year will be approximately $365,000. The Company has always operated with full liability insurance coverage, and in the absence of such coverage would not be permitted to operate as a common carrier. See "Litigation."

Airbag Folding and Module Assembling Machinery

                  Automatic Cushion (Airbag) Folding Equipment. In 1987, ASI began the development of cushion folding equipment for the General Motors Corporation ("GM") and Ford Driver Side Air Bag Modules. This early equipment was semi-automatic in nature, requiring operator intervention to produce the required finished folding patterns. As cushion geometry and construction became more complex, cushion folding patterns also became more complex, requiring a greater need for more automated processes to produce the necessary folding consistency required. Automated folding also greatly reduces the folding time. ASI answered this challenge by producing what the Company believes is the first fully automatic driver side airbag folding equipment, that requires minimum operator intervention (operator simply loads the product into the machine, and the machine produces the finished folded cushion within design specifications). ASI has developed and patented numerous driver side folding machines used at most major airbag manufacturers in the world. The Company is not aware of any other company which currently produces automated folding equipment. Some of the customers that receive cushions folded on ASI equipment include GM, Ford, Chrysler, Nissan, Toyota, Honda, Volkswagen, Hyundi, BMW and Kia. Folding equipment accounted for approximately 60% of ASI's revenues in 1995.

                  In 1990, ASI was approached by its existing customer base to produce equipment to fold passenger side cushions for module assembly. The passenger side products were significantly more complex than driver side, however, similar to driver, initial automation approaches embarked upon were semi-automatic in nature. ASI again, was, to the Company's knowledge, the first company to produce fully automatic passenger side cushion folding equipment, and Management of the Company believes that it is the largest producer of this type of equipment in the world.

                  Automatic and Semi-Automatic Pull Rivet Equipment. In expanding ASI's product offering for producing airbag module assemblies, ASI began producing custom pull rivet workstations for attaching the cushion to the product housing in 1988. Similar to many automation integrators, ASI's initial approach to entry in this market was to purchase existing rivet feed and pull technology from the large pull rivet supply companies (Pop and Cherry Textron). Though proficient at producing pull rivets, these companies produced rivet feed systems that did not meet the system uptime requirement needed for necessary production levels. ASI established its own rivet feed system that significantly increased the reliability of this process. This rivet technology is used today for cushion attachment as well as for attaching the gas generator (inflator) to the module assembly, and for attaching the decorative cover, matched to the automobile's interior, to the final assembly.

                  Automatic and Semi-Automatic Screw and Nut Torque Equipment. In further expanding ASI product offerings to the automotive safety components marketplace, ASI began building both screw and nut torque systems in 1992. The addition of this expertise has allowed ASI to be a full solution supplier to the major airbag module manufacturers such as TRW Safety Systems (North America and Europe), Morton Automotive Products Division (North America and Europe), Delphi Interior and Lighting Systems - GMC (previously Inland Fisher Guide Division of General Motors), Allied Signal Bendix (North America and Asia), and Takata International. Products produced for this marketplace include passenger side inflatable restraint end plate screw torque systems, decorative cover nut torque attach systems, and gas generator (inflator) attach systems for both driver and passenger side products.

                  Gas Generator (Inflator) Subassembly Workstations. In 1993, ASI expanded into a new market arena of the automotive safety restraints producers by supplying custom workstations for manufacturing and assembling gas generators (inflators). This arena has been dominated by major automation players since its inception. ASI was asked to produce equipment for this area as a subcontractor to the major established players, such as BDM, and FANUC Robotics North America. ASI has successfully produced passenger side inflatable restraint filter assembly and weld workstations, driver side inflator assembly workstations for handling and loading graphite seals, slag filters, final filters, gas shields, combustion chambers, and laser welding load/unload workcells. As this time, equipment end users have been contacting ASI directly for these types of equipment. These include Breed Automotive of Florida, Memtec Corporation of America, Morton Automotive Safety Products and TRW Safety Systems.

                  Automated Test Equipment. Management believes that ASI's flow test (leak test) equipment for the drivers' side airbag is used by all airbag manufacturers in the United States. Currently, ASI enjoys the position of being the strong market share leader (over 80% of the market for the driver side flow test equipment). Additionally, ASI recently began its penetration of this test equipment into the international market with sales of this equipment to Europe and Asia.

                  ASI has developed a passenger filter permeability test device to verify airflow through finished passenger inflator filters. This device was an adaption of ASI's standard flow test machine, and has enjoyed significant success. End users currently using this technology include Breed Automotive of Florida, TRW Safety Systems, Morton Automotive Products Division, and Memtec Corporation of America.

                  In 1990, ASI developed a driver and passenger side Cushion Over Pressurization machine ("Bag Burst") used for collecting data during the destructive test of airbags. This machine incorporated many new technical achievements for burst test equipment. To the knowledge of Management, it (i) is the only machine capable of bursting a passenger side airbag without a liner, and (ii) is the only burst test machine capable of inflating the driver side and passenger side bag to shape before bursting it. This technology also is adaptable for testing side impact bags, by the addition of tooling into ASI's unique "universal fixture."

                  To complete the product offering for module assembly, ASI has developed electrical test machines to verify the performance of the electrical initiator adaptor used for triggering the airbag deployment on both driver and passenger airbags. This equipment is currently in use at Delphi Interior and Lighting Systems, TRW Safety Systems, and Morton Automotive Products Division.

                  ASI has designed and built test workstations for verifying the hermetic seal on airbag propellant holding containers located in the gas generation (inflator) device. These systems include helium fill stations and helium leak detection systems utilizing a mass spectrometer for sensing helium presence.

                  ASI is committed to maintain its leadership in the field of manufacturing and test equipment for the airbag industry. ASI intends to continue its efforts to expand its market segment in providing test and process equipment to other industries. Recently, ASI has developed Index Drive Systems for the mining industry. These systems were sold in the United States, Chile and Australia. In addition, ASI has manufactured various automated systems for the semiconductor and medical industry. These systems are primarily utilized in the manufacturing facilities of these industries to provide for higher production efficiency with consistent high quality.

                  ASI sees a tremendous opportunity for growth in both the medical and semiconductor marketplaces. ASI's expansion philosophy has been to capitalize on current expertise, and adapt it for the new marketplace. This philosophy has proven to be successful, in that ASI has entered into the medical arena, supplying test equipment for liquid filter testing and helium leak testing of endotracheal and tracheostomy products using technology and expertise that was gained in the automotive safety restraint markets.

Entertainment Division

                  The Entertainment Division of the Company is comprised of six corporate divisions: Downtown Theater Ticket Agency, Inc. ("Downtown"), Premier Box Office, Inc. ("Premier"), Broadway Theatours, Inc. ("Theatours"), Advance Entertainment ("Advance - New York"), a division of Downtown, Advance Entertainment - Chicago, Inc. ("Advance - Chicago").

         Downtown, Premier and Advance - New York are licensed theater agencies that specialize in the retail sale of tickets for theater, sports and various entertainment events in the New York metropoli tan area. Advance - Chicago specializes in the same business in Chicago. The firms purchase tickets at their retail price or at a discount from retail and resell them at the retail price plus a brokerage charge and a handling charge. These firms have been in business for over 33 years, servicing corporate and individual clients throughout the fifty United States and the remainder of North America. The companies' toll free number (800) THE-SHOW, is promoted nationwide as a prime source for tickets to events in the New York area.

         Theatours, which also utilizes the toll free number, provides prepackaged New York tours which incorporate entertainment events with lodging, meals and other amenities, and which are sold primarily through travel agents in the United States and Canada. Broadway shows and the U.S. Open Tennis Tournament are examples of events being prepackaged.

Business Development

         The Company maintains an in-house Department of Business Development which is continually seeking new business opportunities in transit management, transit operations, airport ground transportation and other related fields. The business development staff reviews requests for proposals and invitations for bids, prepares formal proposals and bid submittals, negotiates awarded contract terms, and participates in the initial start-up activities of newly awarded contracts. The business development staff also provides technical assistance to presently managed systems and operations.

         The Company believes that its most promising avenue for profitable expansion is the acquisition of currently operating transportation entities in the geographic areas where the Company's existing support infrastructure is strongest and where it can assume expanded responsibilities without significant increases in capital plant or personnel. In addition to the efforts of the Company's Department of Business Development, the Company's senior management are continuously engaged in identifying selected targets for acquisition as may be found in such areas (Detroit, Michigan, Toledo, Ohio, and Tampa, Florida). See "Contract Transportation Services" above.

Employees

         The Company employs approximately 415 people. Of these, the majority are drivers, mechanics and other service personnel. Approximately 50 employees perform office and administrative functions.

         The Company has contracts with a number of unions, however, less than 20% of the Company's employees belong to a union. The Company believes its present relations with its unions and other employees are good.

Item 2                       PROPERTY

         The only parcels of real property owned by the Company are: (1) a parcel of 4.25 acres at One Keeshin Drive, Toledo, Ohio; (2) a parcel of less than one acre at 822 East Service Road, Boone County, Kentucky, from which the Company operates under its arrangement with the City of Cincinnati; (3) a parcel of less than one acre at 420 West Elm Street in Lima, Ohio, from which the Company operates its Lima-based taxi service; and (4) a parcel of less than one acre at 3740 E. LaSalle St., Phoenix, Arizona, from which ASI conducts its operations. The table below sets forth below identifies the properties leased by the Company and its subsidiaries for an annual rental of $10,000 or more. The Company believes that these facilities are adequate for its operations as presently structured.

                                                                                              Term and
                                                                                              Annual
Company                   Lessor                       Premises                               Rental
- -------                   ------                       --------                               --------
U.S. Trans-               Delcon                     33 West Main St.                         11/1/95 to
portation                 Realty                     Elmsford, NY                             10/31/00
Systems, Inc.                                                                                 $27,600

Shortway                  Harriet                    661 S. Dix                               7/1/92 to
River                     Friedman                   Detroit, MI                              6/30/97
Rouge, Inc.                                                                                   $24,600

Transpor-                 Delcon                     33 West Main                             9/1/94 to
tation                    Realty                     Elmsford, NY                             9/1/99
Systems Corp.                                                                                 $22,500

Advance                   JBRC                       261 W. 35th St                           Month to
Entertain-                                           Suite 800                                Month
ment - NY                                            New York, NY                             $25,200

Advance                   Dan Develop-               3340 N. Clark                            7/15/95 to
Entertain-                ment Ltd.                  Chicago, Il.                             7/30/97
ment-Chicago                                                                                  $15,600

ATAB of                   Anoka                      2305 Pyka Rd.                            11/1/94 to
Texas                                                Sealy, TX                                8/1/98
                                                                                              $26,400

Armstrong                 Ensign                     6022 Benjamin                            6/1/94 to
Freight                   Properties                 Tampa, FL                                5/31/97
Service                                                                                       $40,257

Armstrong                 EVV Florida                9025 Boggy Creek                         1/31/93 to
Freight                   Investments,               Orlando, FL                              11/30/96
Service                   Ltd.                                                                $37,094

Item 3                  LEGAL PROCEEDINGS

         Mountainview Coach Lines Bankruptcy.

         In 1987, Mountainview Coach Lines, Inc. ("Mountainview"), a wholly-owned subsidiary filed for bankruptcy protection. In 1989, the Mountainview proceedings were converted to a Chapter 7 liquidation proceeding. The assets of Mountainview have been liquidated, and early in 1994 the final judicial proceedings were completed. It is expected that payment will be made by Mountainview's Trustee in Bankruptcy to creditors by June 30, 1996. When payment is made, the Company will receive $325,000 by reason of a priority claim which was settled by the Bankruptcy Court on March 28, 1994. That amount was recorded as a receivable on the Company's balance sheet since December 31, 1993.

         Accident Claims

         The Company is subject to a number of claims arising over the years from accidents involving the Company's transportation vehicles. The Company's liability insurance covers each of these claims. The Company is responsible, however, for the amount of the deductibles from insurance coverage as to these claims. At December 31, 1995 the total amount of the deductibles for which the Company was responsible in connection with pending claims was approximately $100,000. The Company has recorded a liability of $75,000, which the Company believes is a reasonable estimate of the loss it will incur in connection with settlement of these claims, based on the advice of the Company's insurance carriers as to the likelihood that an adverse result will occur.

                  The Company is party to various matters in litigation. As to any of them which involve material claims against the Company, Management believes that the Company's insurance coverage is adequate to protect the Company from material adverse effects. See "Risk Factors - Liability Insurance Coverage."

Item 4              SUBMISSION OF MATTERS TO A
                     VOTE OF SECURITY HOLDERS

         None.

                             PART II

Item 5               MARKET FOR THE COMPANY'S
                     COMMON STOCK AND RELATED
                     SECURITY HOLDER MATTERS

         The following table sets forth the high and low bid information for the Company's Common Stock as quoted on the NASDAQ SmallCap Market. The prices for periods before January 26, 1994 take into account the one-for-five reverse stock split on January 26, 1994.

                                         Bid
                                         ---
     Quarter Ending              High              Low
     --------------              ----              ---

        1995
     December 31                $1.4375           $ .8750
     September 30               $1.6785           $ .8125
     June 30                    $.9531            $ .50
     March 31                   $1.00             $ .5937

       1994
     December 31                $ .9375           $ .375
     September 30               $1.25             $ .375
     June 30                    $2.00             $ .50
     March 31                   $5.3125           $2.00


                  The foregoing quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                  As of March 29, 1996, the Company had approximately 3,250 shareholders of record.

                  Dividends. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors of the Company. To date, the Company has neither declared nor paid any dividends on its Common Stock nor does the Company anticipate that such dividends will be paid in the foreseeable future. Rather, the Company intends to reinvest any earnings to the expansion and development of its business. Any payment of cash dividends on its Common Stock in the future will be dependent upon the prior payment of required dividends on Preferred Stock, the Company's earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant.

Item 6             MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Result of Operations

                        Year Ended December 31, 1995 vs.
                          Year Ended December 31, 1994

                  The Company's revenue from its transportation operations for 1995 increased from $9,225,391 in 1994 to $9,455,622 in 1995. The increase in transportation revenue is primarily attributable to the Company's acquisition in July of 1995 of Armstrong Freight Service, and in July 1995 of Trans Lynx Express, which contributed approximately $1.4 million in revenue offset by a decrease in revenue at TMSI of approximately $800,000 resulting from the fact that there was a World Cup event in 1994 for which there was nothing comparable in 1995. During the same period, revenue for the Company's entertainment operating segment increased from $2,592,934 to $2,775,481, an increase of 7%, an increase in line with management's expectation of growth in 1995. The Company's newly acquired segment, manufacturing operations provided $5,119,871 of revenues in 1995. Each of the Company's segments operated profitably for the year ended 1995, compared to a loss of $161,180 generated by the entertainment segment in 1994.

                  On October 31, 1995, the Company's contract with Delta Airlines was terminated. The Company had provided employee shuttle services for Delta at the Cincinnati Airport. Additionally, the Company's contract with AMTRAK was assigned to the purchaser pursuant to the sale of the Company's Toldeo, Ohio based charter operations. These contracts together generated revenue of approximately $550,000 per year and annual net income of approximately $70,000. As the Company anticipates annual revenue and income from its recently acquired subsidiaries, Armstrong and ASI, to exceed the revenue and earnings from the aforementioned lost contracts, the Company does not expect the decreased revenue and earnings to represent a continuing trend.

                  Because the Company, at the end of 1993, entered into a plan of discontinuance for its charter operations, revenue and net losses from the charter operations have been eliminated from the Statements of Operations. During the years ended December 31, 1995 and 1994, net losses from charter operations totalled $410,431 and $1,334,569, respectively.

                  At December 31, 1995, the Company held for sale remaining net assets of the discontinued charter bus segment with a book value of $152,500. These assets consisted solely of three highway motor coaches with fair market values approximating carrying costs. As such, the Company anticipates no future material impact upon net income from continued operations. The Company's adjustment to the reserve for discontinued operations was $167,199 (net of tax benefit of $86,000) in 1995.

                  Net interest (i.e., interest expense netted against interest income) increased marginally for 1995 as compared to 1994 from a net expense of $85,851 for 1994 to a net expense of $73,967 for 1995. This results in part from the interest earned on the proceeds of the public offering which was completed on February 28, 1995 and in part from the increase in the Company's net investment in sales-type leases. As the Company expects to dispose of the remaining assets of the discontinued operation, via a financing lease instrument, the Company's net investment in sales-type leases as well as the Company's interest income would be expected to increase slightly in the coming months. Moreover, as proceeds are received in the disposal of the assets of the discontinued segment, such proceeds will be chiefly utilized to reduce line of credit debt, thereby decreasing future interest expense.

                  Revenue in 1995 was 47% greater than during 1994 and income from operations increased by 106%, resulting in net income of $1,123,918 for 1995, compared with a loss of $94,995 for 1994. The primary reasons for this increase were the acquisitions of ATAB during the last quarter of 1994 and ASI during the last quarter of 1995, as well as the discontinuance of unprofitable operations. Selling, general and administrative expenses increased by 39%, from $3,456,278 in 1994 to $4,804,429 in 1995, reflecting the acquisitions of Armstrong and ASI during 1995, selling general and administrative expense representing 29% of revenue in 1994 and 28% in 1995. Depreciation and amortization expense increased by $319,594 from 1994 to 1995, from 4% to 5% as a percentage of revenue, the increase resulting from the aforementioned acquisition and the associated increases in goodwill. In connection with the acquisition of ATAB, the Company incurred cost of goods sold expense of $2,268,418 against revenue approximating $4,112,000 in 1995. Operating expenses, as would be expected, also increased, from $6,971,440 in 1994 to $7,451,749 in 1995; however, operating expenses as a percentage of revenue decreased from 59% to 43%, a trend the Company expects to continue as it intends to aggressively pursue acquisition opportunities with higher profit margins. Rent expense increased both in dollar amount from $134,684 in 1994 to $463,660 in 1995, and as a percentage of revenue, from 1.1% to 2.5%; this resulted from the fact that Armstrong operates equipment held pursuant to operating leases for a significant portion of its delivery service. As a net result of all of the aforementioned, the Company's income from operations increased from $743,540 to $1,530,745, or, rather, from 6% of revenue to 9% of revenue.

                  At December 31, 1995, for United States federal income tax purposes, the Company had consolidated net operating loss ("NOL") carryforwards of approximately $11,700,000 due to expire commencing in 2002. The Company also had tax credit carryforwards of approximately $647,000 due to expire commencing in 1996. The availability of these NOL and tax credit carryforwards to reduce or offset future taxable income and tax liability of the Company is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). Because the substantial portion of the tax credits expire in the next five years, and as the Company is required to first utilize its NOL carryforward to offset future earnings, the Company does not anticipate realizing any benefit from its tax credits. Further, the Company's ability to utilize the NOL carryforward is restricted upon the occurrence of an "ownership change" within the meaning of section 382 of the Code. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change has occurred as a result of various stock transactions in which it engaged during 1995. As a result of the ownership change, the Company will generally be permitted to utilize NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (the "Section 382 Limit")
(i) the fair market value of the Company's outstanding equity at the time of the ownership change and (ii) a long-term tax-exempt rate published by the Internal Revenue Service. As a result, the Company believes it may not utilize its full NOL carryforwards.

                        Year Ended December 31, 1994 vs.
                          Year Ended December 31, 1993

                  The Company's revenue for 1994 decreased significantly from revenues in 1993 for the Company's transportation operating segments (14% decline). During the same period, revenue increased by 15% for the Company's entertainment operating segments. The decrease of 20% in transportation revenue is primarily attributable to the Company's losing several contracts at its Sterling Coach Line subsidiary as well as losing its St. Bernard Parish and Richland Transit contracts.

                  On February 28, 1994, the Company's contract with the Richland County Transit System expired and was not renewed, and on January 31, 1994, the Company's contract with St. Bernard Parish was terminated. In recent years those contracts together generated revenues of approximately $1,170,000 per year and annual net income of approximately $190,000. The Sterling contracts were only minimally profitable; however, the terminated contracts generated approximately $2,300,000 in revenues. The loss of those contracts, accordingly, represent a loss of approximately $3,500,000 in annual revenue and $290,000 in annual net income. The Company does not expect the decreased revenues to represent a continuing trend.

                  Because the Company, at the end of 1993, entered into a plan of discontinuance for its charter operations, revenue and net losses from the charter operations have been eliminated from the

Statements of Operations. During the years ended December 31, 1994 and 1993, net losses from charter operations totalled $1,334,569 and $1,217,467, respectively. At December 31, 1994 the Company held for sale net assets of the discontinued charter segment with a book value of $3,053,629, increased from $2,422,647 at December 31, 1993. This increase was due substantially to the Company transferring buses to Assets Held for Sale which it originally planned to transfer to other aspects of its operations.

                  Despite the decrease in revenues from $13,830,783 in 1993 to $11,818,325 in 1994, income from operations increased by $40,429, from $703,111 to $743,540. This resulted from: decreased rents, substantially achieved as a result of an agreement reached with Camelot Consultants, Inc. (an entity subsequently acquired by the Company; see Certain Transactions), and profits achieved on special events contracts for the World Cup, Hall of Fame Bowl, Super Bowl and the NCAA Final Four Basketball Championships, which contracts contained profit margins significantly higher than other aspects of the Company's operations. Because the Company intends to continue to aggressively pursue transportation opportunities with higher profit margins, the Company expects the increase in income from operations as a percentage of revenue to represent a material trend.

                  Despite the conditions discussed in the previous paragraph, the Company's income from continuing operations before income taxes materially decreased from $1,160,143 to $694,674. The decrease resulted from gain incidents in 1993 -- i.e., gain on Mountain View Settlement of $325,000; gain on liquidation of debt of $58,054; and gain on sales of assets of $180,707 -- which the Company considers to be unusual. If these unusual gains were eliminated from 1993 operational results, the Company would have had income from continuing operations before income taxes of less than $600,000.

                  Interest income from continuing operations increased by $36,815 for the year ending December 31, 1994 as compared to the year ending December 31, 1993. This results from the increase in the Company's net investment in sales-type leases. As the Company continues to dispose of the assets of the discontinued operation, it is likely that some buses will be sold via a financing lease instrument. As such, the Company's net investment in sales-type leases as well as the Company's interest income would be expected to increase in the coming months. Interest expense allocated to continuing operations increased by $27,635 for 1994 as compared to 1993; however, total interest expense, including that amount allocated to discontinued operations, decreased in 1994, to $582,000, compared to $606,000 in 1993. As proceeds are received in the disposal of the assets of the discontinued segment, such proceeds will be chiefly utilized to reduce line of credit debt, thereby decreasing future interest expense.

Liquidity

                  Cash flow from operations (not including the operations of Armstrong Freight Service) was negative during 1994. However, cash flow from continuing operations, excluding the discontinued Guardian Tours operation and the discontinued charter operations, was positive during 1994. As a result of the discontinuation of those operations, and financing activities, primarily the preferred stock unit offering in February 1995 and the convertible debenture issue in November 1995, cash flow for 1995 was positive in the amount of $1,727,789, which included a use from operations of $621,694, $1,047,756 from the sale of assets and $1,555,933 from the sale of Preferred Stock.

                  On December 26, 1994 the Company entered into an agreement with certain members of the Margolies Family. See "Certain Relationships and Related Transactions." Under the terms of the agreement, the Company on December 31, 1994 acquired all of the outstanding capital stock of Camelot Consultants Inc. ("Camelot"). The principal business of Camelot was leasing of buses to unrelated parties and leasing to the Company of the premises in Toledo from which its operations are conducted. The acquisition is expected to increase the Company's revenue (attributable to lease payments on buses owned by Camelot), and increase operating expenses (attributable to increased depreciation of buses, offset in part by elimination of rental payments by the Company to Camelot). Net income should also increase as a result of this acquisition.

                  In September of 1993 the Company refinanced its line of credit with a different financial institution. The new agreement, which has a maximum borrowing balance of $4,500,000, includes both term loan and accounts receivable factoring components. The receivables line of credit, capped at $1,000,000, is secured by accounts receivable, the borrowing base being computed at 80% of the Company's eligible receivables. The term loan, capped at $3,500,000, is secured by equipment, primarily buses, and is payable monthly at a rate of 1/84th of the borrowing base balance, computed at 70% of the equipment's appraised net realizable value. The borrowings are further secured by property belonging to an officer of the Company. The agreement contains no covenants regarding operational performance, capital expenditures or liquidity. The interest rate on the new agreement is 3 1/2 percent over prime on a minimum borrowing base of $1,500,000 (reduced from $2,500,000 per an agreement reached with the financial institution in April 1995) and is payable monthly as is a 1% facility fee of $3,750 per month. The agreement terminates on September 1, 1996.

                  On February 28, 1995 the Company completed a public offering of 170,000 Units of securities, each "Unit" consisting of one share of Series A Cumulative Convertible Preferred Stock and one Common Stock Purchase Warrant. The net proceeds obtained by the Company from the offering totalled $1,802,000 before allocating "deferred offering costs" to the net proceeds. The use of the net proceeds is primarily to fund the 1996 Olympics tour and transportation projects and to fund the operations of ATAB.

                  In January 1996, holders of 8% debentures totalling 1,766,288 converted such debentures into 4,522,000 shares of common stock.

                  The Company has no significant commitments at this time which would require that it expend capital and believes its current facilities and capital equipment are adequate for the Company as currently structured. The aforementioned refinancing of the Company's line of credit and the Company's debt due to related party significantly increased the Company's credit availability and, combined with the proceeds of the recent public offering of securities, significantly improved the Company's working capital balance, creating a positive balance of $1,762,059 at December 31, 1995. In addition to its cash flow and its working capital, the Company has entered into a letter of intent for a public offering of approximately $7,500,000. It is anticipated that such offering will be completed during the middle of 1996, although there can be no assurance as to when or if such offering will be completed.

                  At December 31, 1995, the Company had $126,000 of irrevocable standby letters of credit, $50,000 of which is to cover the Company's liability with respect to pending accident claims, and the remainder of which collateralize various operational bonds. As of December 31, 1995, the Company has recorded a liability of $75,000 with respect to pending accident claims, which amount is included in Other Current Liabilities. The Company has recorded all contingent liabilities which it believes are likely and measurable and does not anticipate actual losses in these matters to exceed what has been accrued or to have a material effect on the Company's liquidity.

Item 7              FINANCIAL STATEMENTS AND
                        SUPPLEMENTAL DATA

                  Response to this Item is contained in Item 13.

Item 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  On January 9, 1996, the Company, by action of the Board of Directors, dismissed Mortenson and Associates, P.C. from its engagement as the Registrant's principal accountant to audit the Registrant's financial statements for the year ended December 31, 1995.

                  The report of Mortenson and Associates on the Company's financial statements for the years ended December 31, 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

                  The Company and Mortenson and Associates have not, in connection with the audit of the Company's financial statements for the 1994 and 1993 fiscal years or any subsequent period, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Mortenson and Associates' satisfaction, would have caused Mortenson and Associates to make reference in connection with its reports to the subject matter of the disagreement.

                  At no time during the past two fiscal years and subsequent period did Mortenson and Associates advise the Company:

                  (a) that internal controls necessary for the Company to develop reliable financial statements do not exist;

                  (b) that information had come to the attention of Mortenson and Associates which led it to be no longer able to rely on management's representations or that has made it unwilling to be associated with the financial statements prepared by management;

                  (c) that there is a need to expand significantly the scope of its audit or that information has come to the attention of Mortenson and Associates which, if investigated further, might have (i) materially impacted the fairness or reliability of either a previously issued audit report or the underlying financial statements of the financial statements to be issued covering the fiscal year ended December 31, 1995 (including information that might have prevented Mortenson and Associates from rendering an unqualified audit report on those financial statements), or (ii) caused Mortenson and Associates to be unwilling to rely on management's representations or to be associated with the Company's financial statements; or

                  (d) that information had come to the attention of Mortenson and Associates which materially impacts the fairness or reliability of either
(i) a previously issued audit report or the underlying financial statements or
(ii) the financial statements for the fiscal year ended December 31, 1995 (including information that, unless resolved to the satisfaction of Mortenson and Associates, would prevent it from rendering an unqualified audit report on those financial statements).

                  On January 9, 1996, the Company retained the firm of Mahoney Cohen Rashba & Pokart, CPA, PC to audit the Company's financial statements for the year ended December 31, 1995. At no time during the past two fiscal years or any subsequent period did the Company consult with Mahoney Cohen Rashba & Pokart, CPA, PC regarding either the application of accounting principles to a specified transaction or the type of audit opinion which might be rendered on the Company's financial statements or any matter of the sort described above with reference to Mortenson and Associates.

                                    PART III

Item 9              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(a) OF THE EXCHANGE ACT

                  The following table sets forth certain information regarding the officers and directors of the Company as of March 29, 1996:

     Name                      Age              Position
     ----                      ---              --------

Michael Margolies              68               Chairman of the Board,
                                                Chief Executive Officer,
                                                Secretary

Jay Owen Margolies             45               Director

K. Thomas Wegerbauer           58               Director

Terry A. Watkins               45               Executive Vice President
                                                Chief Financial Officer

                  Directors hold office until the annual meeting of the Company's shareholders and the election and qualification of their successors. Accordingly, if the Company fails to hold an annual meeting of its shareholders, the term of office of directors will be indefinite. The Company may hold annual meetings of shareholders or other meetings for the election of directors in the future, but has not yet determined if or when it will do so. See "Prospectus Summary - Limited Shareholder Control of Management." Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of shareholders and until their successors are appointed and qualified.

                  Michael Margolies has been a director of the Company since 1975. He has been the Chairman of the Board and Chief Executive Officer of the Company since 1978. Mr. Margolies is the father of Jay Owen Margolies, the past President and one of the Company's Directors.

                  Jay Owen Margolies has been a director of the Company since 1979. He is currently employed as Senior Advisor by the Company on a part-time basis, advising the Company regarding operations management. From 1988 until June 1995 he was the President and Chief Operating Officer of the Company. Prior to becoming President, Mr. Margolies served as a Vice President of the Company from 1983 to 1987. Jay Owen Margolies is the son of Michael Margolies, the Company's Chief Executive Officer.

                  K. Thomas Wegerbauer has been a director of the Company since 1976. He served as the President and Chief Operating Officer of the Company from 1976 to 1987. He now serves as a consultant to the Company on a part-time basis, primarily advising the Company regarding contract bidding and labor relations.

                  Terry A. Watkins, CPA, has served as the Chief Financial Officer of the Company since May 1993. From 1992 until he joined the Company, Mr. Watkins worked as a consultant on financial accounting matters. For six years prior to that, Mr. Watkins had been the Chief Operating Officer of Tem-Cole, Inc., a multi-state food produce business. Within two years after the date on which Mr. Watkins terminated his employment with Tem-Cole, Inc., a petition under the federal bankruptcy laws was filed against that company. Prior to his employment by Tem-Cole, Inc., Mr. Watkins worked for the accounting firm of Deloitte Haskins & Sells for five years.

Compliance With Section 16(a) of the Exchange Act

                  None of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required during the 1995 fiscal year by Section 16(a) of the Exchange Act.

Item 10               EXECUTIVE COMPENSATION

                  The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1995, 1994 and 1993: (1) the Company's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1995 exceeded $100,000.

                           Summary Compensation Table
                           --------------------------
       (a)                                           (d)
Name and                     (b)        (c)       Restricted        (e)
Principal Position           Year      Salary   Stock Award(1)    Other(2)
- ------------------           ----      ------   --------------    --------

Michael Margolies            1995     $230,000
 Chairman of the             1994     $230,000    $600,000
 Board, Chief Executive      1993     $230,000
 Officer

Jay Owen Margolies           1995     $ 62,500                     $30,000
 Former President            1994     $150,000    $183,000
                             1993     $150,000

- ------------------------

(1) Represents the market value of shares granted under the Restricted Stock Grant Program. Aggregate Restricted Stock Grants were 1,100,000 shares at December 31, 1995, with a value on that date of $825,000. None of the stock grants vest prior to August 31, 1998. They then vest in 25% increments until August 31, 2001. No dividends are to be paid with respect to unvested shares. The named executive officers held 1,044,000 restricted shares as follows: Michael Margolies (800,000 shares - $600,000 value at December 31, 1995), Jay Owen Margolies (244,000 shares - $183,000 at December 31, 1995).

(2)       Represents salary earned for part-time employment services.

Employment Agreements

                  In connection with the acquisition of ASI, on November 13, 1995 (the closing date for that transaction), the Company entered into employment agreements (the "Employment Agreements") with each of the former ASI shareholders as well as Miller B. Lee, who had been ASI's Chief Financial Officer. The Employment Agreements provide the following:

Employee                   Office                          Salary
- --------                   ------                          ------
William F. Baker           President of ASI                $120,000
Pierre J. Metivier         V.P. of ASI                     $120,000
Jamal H. Saklou            V.P. of ASI                     $115,000
Miller B. Lee              C.F.O. of ASI                   $100,000

                  The Employment Agreements provide that the four employees will share in a bonus pool at the end of each of 1996, 1997 and 1998. The amount of such bonus pool will be ten percent of ASI's pre-tax income during the respective year in excess of the following bases:

                  Base
                  Year                        Income
                  ----                        ------
                  1996                       $  750,000
                  1997                        1,500,000
                  1998                        2,500,000

                  Each Employment Agreement also provides for a grant of stock options to the employee. Messrs. Baker, Metivier and Saklou were awarded options to purchase 20,000 shares at $1.25, 20,000 shares at $1.50 and 20,000 shares at $2.00. Mr. Lee was awarded options to purchase 50,000 shares at $1.25, 50,000 shares at $1.50 and 50,000 shares at $2.00.

                  The Employment Agreements contain a covenant which restricts the employee from entering into competition with ASI until the later of (a) two years after his employment by ASI terminates or (b) December 31, 2000.

Remuneration of Directors

                  The Directors of the Company receive no compensation for their services, but are reimbursed for out-of-pocket expenses incurred on the Company's behalf.

Restricted Stock Grant Programs

                  On January 18, 1994, the Board of Directors of the Company adopted a Restricted Stock Grant Program (the "Program") pursuant to which 1,100,000 shares of Common Stock were reserved for issuance. The Program provided that if the Company recorded more than $12,000,000 in sales during the twelve months ending on June 30, 1994, the shares would be issued to each of the Company's three officers (the "Grantees") who remained employed by the Company on that date. Those conditions were satisfied, and the shares were issued as follows:

                  Michael Margolies -  800,000 shares
                  Jay Owen Margolies - 244,000 shares
                  Terry A. Watkins -    56,000 shares

                  The terms of the Program were amended in April 1995. Under the amended terms, the shares issued under the Program are subject to the following restrictions:

                  1. After each of the five fiscal years from 1994 through 1998, one-fifth of the shares granted (220,000 associated with each year) are subject to forfeiture. In 1994, in the event the Company's total sales were less than $15,000,000, the 220,000 shares associated with 1994 were to be forfeited on a pro rata basis using $12,000,000 as a sales base. As the Company recorded sales of $16,129,616 in 1994, including sales by discontinued operations, the Grantees did not forfeit or otherwise surrender any of the 220,000 shares associated with 1994 or 1995. The 220,000 shares associated with each of the years 1995 through 1998 are subject to forfeiture as follows:

                  - 73,333 will be forfeited if the Company's sales in that year are less than $15,000,000.

                  - 73,333 will be forfeited if the Company's income from continuing operations before income tax fails to exceed a "income standard." The "income standards" will be: 1995 - $900,000; 1996 -$990,000; 1997 - $1,089,000;
and 1998 - $1,197,900.

                  - 73,333 will be forfeited if the Company's earnings per share fail to exceed an "earnings standard." The "earnings standards" (based on 7,333,190 shares of Common Stock outstanding) will be: 1995 - $.12; 1996 - $.13; 1997 - $.14; and 1998 - $.16. For 1995 and 1996 the earnings per share standards refer to income after taxes; for 1997 and 1998, the earnings per share standards refer to income before taxes.

If, however, shares are subject to forfeiture in any one year due to failure to meet the standards, but the average of that year and the other three years would exceed the standard in that year, then the shares will not be forfeited.

                  2. All shares held by a Grantee shall be forfeited if his employment by the Company terminates prior to the date the restrictions lapse.

                  3. The shares granted under the Program cannot be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by writ or the laws of descent and distribution, and will not be subject to execution, attachment or similar process. This restriction will lapse, with respect to 25% of the number of shares granted under the Program, and those shares will become unrestricted stock, on August 15,

1998. The restriction will lapse with respect to each additional 25% of such number of shares on August 15 of each successive year.

                  4. The restriction will also lapse as to all shares granted to a Grantee on the first to occur of (i) the termination of that Grantee's employment with the Company by reason of his disability, (ii) the Grantee's death, (iii) termination of the Grantee's employment by the Company without good reason, or (iv) a change of control of the Company. The Program defines "Change of Control" as an acquisition by a person or group of more than 50% of the Company's outstanding shares, a transfer of the Company's property to an entity of which the Company does not own at least 50%, or the election of directors constituting a majority of the Board who have not been approved by the existing Board.

                  During any tax year in which a Grantee realizes taxable income by reason of the lapse of the restrictions on the shares granted under the Program, the Company will pay to such Grantee a "Gross-Up Bonus" in cash equal to the aggregate of (i) the additional federal, state and local income taxes incurred by Grantee as a result of realization of such taxable income, and (ii) the federal, state and local income tax incurred by the Grantee as a result of the Gross-Up Bonus. In no event will the Gross-Up Bonus exceed the aggregate of
(i) the amount of the tax deduction for which the Company receives a benefit for the tax year of the Company beginning during the tax year of the Grantee in which he realizes taxable income by virtue of the lapse of the restrictions referred to above, and (ii) the amount of the tax deduction for which the Company receives a benefit for such tax year of the Company by virtue of the Gross-Up Bonus.

                  In addition to the Employment Agreements entered into with the former ASI shareholders, on November 13, 1995, the Company adopted a Contingent Stock Grant Program (the "ASI Program") pursuant to which 999,999 shares of Common Stock were reserved for issuance to them. The ASI Program provides that 333,333 of the shares will be issued to each of the ASI Shareholders (the "Grantees") who remain employed by ASI on January 1, 1996. The shares issued under the ASI Program will be subject to the following restrictions:

                  1. After each of the three fiscal years from 1996 through 1998, one-third the shares granted (111,111 per Grantee per year) are subject to forfeiture. 33,333 of the shares will be forfeited if the Grantee is not an employee of ASI on the last day of the fiscal year. The other 77,778 shares will be forfeited if ASI's pre-tax income for the year does not exceed the threshold stated below:

                  Year                       Threshold
                  ----                       ---------

                  1996                      $  750,000
                  1997                       1,500,000
                  1998                       2,500,000

                  2. The shares granted under the ASI Program cannot be sold, assigned, pledged, transferred or hypothecated in any manner, by operation of law or otherwise, other than by writ or the laws of descent and distribution, and will not be subject to execution, attachment or similar process. This restriction will lapse, with respect to 33 1/3% of the number of shares granted under the ASI Program, and those shares will become unrestricted stock, on April 15, 1997. The restriction will lapse with respect to each additional 33 1/3% of such number of shares on April 15 of each successive year.

                  3. The restriction will also lapse as to all shares granted to a Grantee on the first to occur of (i) the termination of that Grantee's employment with the Company by reason of his disability, (ii) the Grantee's death, (iii) termination of the Grantee's employment by the Company without good reason, or (iv) a change of control of the Company.

                  There is no requirement under law for the Company's Board of Directors to obtain shareholder approval of the Program or the ASI Program (collectively, the "Programs"). Accordingly, the Board did not seek such approval. The failure to obtain shareholder approval will adversely affect the Company only if in any year the total compensation paid by the Company to any of its officers (including taxable "compensation" occurring by reason of the lapse of restrictions on shares granted under the Programs) exceeded $1,000,000. In that case, the Company would not be able to take a deduction on its tax return for the excess compensation by reason of its failure to obtain shareholder approval of the Programs. The Board of Directors decided, however, that the likelihood of total compensation to any officer exceeding $1,000,000 is sufficiently small that it did not warrant obtaining shareholder approval for the Programs.

Incentive Stock Option Plan

                  The Company's Board of Directors and its shareholders in August 1985 adopted a 1985 Incentive Stock Option Plan ("Incentive Plan"). The Incentive Plan was intended to afford a proprietary interest in the Company to certain key employees of the Company and officers and directors who are employees of the Company. The Incentive Plan, which terminated on September 1, 1995, was administered by the Board of Directors, which had the authority to determine the persons to whom options shall be granted, the number of shares of Common Stock to be covered by each option, the time or times at which options will be granted or exercised and the terms and provisions of the options. The Incentive Plan provided that (i) the exercise price of options granted under the Incentive Plan shall not be less than 100% (or 110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of such shares on the date of grant, as determined by the Board, and (ii) no option may be exercised within 12 months after the date of grant. Each option granted under the Incentive Plan expires no later than five years from the date of grant. Options for a total of 33,000 shares were granted. Of those options for 28,000 shares have been exercised, options for 5,000 shares have been canceled.

Profit Sharing Plan

                  The Company's Board of Directors adopted, in August 1985, a Profit Sharing Plan and Trust (the "Plan") which is open generally to Company employees, including its officers. The Plan provides that the Company may make contributions in amounts up to 15% of total eligible participants' compensation. Employees may also elect to contribute up to 10% of compensation paid during the period of participation in the Plan, subject to certain conditions. Participants' interests become fully vested upon their retirement, death or disability. Upon termination of employment for any other reason, a vested interest of a participant is based upon the schedule contained in the Plan. The Plan is intended to qualify as a tax-exempt plan and trust under Sections 401 and 501 of the Internal Revenue Code. To date no contributions have been made under the Plan.

Item 11                      SECURITY OWNERSHIP OF
                              CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

                  The following table sets forth the equity securities of the Company beneficially owned by any person who, to the knowledge of the Company, owned beneficially more than 5% of either class of voting stock as of March , 1996, by all directors of the Company, and by the directors and officers of the Company as a group. The table also indicates the number of votes to which each person would be entitled in the event of a shareholders meeting and the percentage of the total voting power represented thereby. None of the persons identified below owns any securities of the Company other than the Common Stock and the Series C Preferred Stock listed below.



                                              Amount and                                   Percent-
                                              Nature of                                     age of
                                              Beneficial       Percentage                   Voting
Title of Class       Beneficial Owner         Ownership         of Class       Votes         Power
- --------------       ----------------         ----------       ----------      -----       --------
Common Stock         Michael Margolies(2)      1,214,498           10.7%     1,214,498        8.1%
$.01 par value                                 shares of
                                               record (1)

Series C             Michael Margolies           156,600           87.0%     3,132,000       20.9%
Preferred Stock                                shares of
$.01 par value                                 record (3)

Common Stock         Jay Owen Margolies(2)       382,528            3.4%       382,528        2.6%
$.01 par value                                 shares of
                                               record (1)

Series C             Jay Owen Margolies           23,400           13.0%       468,000        3.1%
Preferred Stock                                shares of
$.01 par value                                  record

Common Stock         K. Thomas Wegerbauer          6,000           0.05%         6,000       0.04%
$.01 par value                                 shares of
                                                record

Common Stock         All officers and          1,659,026           14.6%     1,659,026       11.1%
$.01 par value       directors as a            shares of
                     group (4 persons)         record (1)

Series C             All officers and            180,000          100.0%     3,600,000       24.1%
Preferred Stock      directors as a            shares of
$.01 par value       group (4 persons)         record (3)

Series C             Margolies Family             90,000           50.0%     1,800,000       12.0%
Preferred Stock Trust (4)                      shares of
$.01 par value                                 record

- ----------------

(1) Include shares of Common Stock issued pursuant to the Restricted Stock Grant Program as follows: Michael Margolies - 800,000 shares, Jay Owen Margolies - 244,000 shares, Terry A. Watkins - 56,000 shares. See:
         "Management - Restricted Stock Grant Programs."

(2) Michael Margolies and Jay Owen Margolies are father and son. Each, however, specifically disclaims any present ownership interest in the securities of the Company owned by the other.

(3) Includes 90,000 shares of Series C Preferred Stock owned by the Margolies Family Trust. Michael Margolies disclaims beneficial ownership of said shares.

(4) The trustee of the Margolies Family Trust is Elaine Margolies, wife of Michael Margolies. The beneficiaries of the Margolies Family Trust are Mrs. Margolies and children of Michael Margolies.

Item 12              CERTAIN RELATIONSHIPS AND
                       RELATED TRANSACTIONS

                  Camelot is a corporation which was organized in 1979 by Michael Margolies, Jay Owen Margolies and other members of their families. As of December 31, 1993, after taking all the transactions between the Company and Camelot into account, the Company owed Camelot $920,190, of which $164,209 related to the obligations assumed by the Company upon the acquisition of Transportation Systems Corp., the remaining balance of $755,981 being the result of loans made by Camelot to the Company from time to time. The amount relating to Transportation Systems Corp. bears interest at 10% per annum and is being repaid at $4,650 per month, such amount including interest and principal. The remaining balance (i.e. $755,981 at December 31, 1993) was refinanced with a promissory note bearing interest at 10.8% per annum and calling for thirty-six
(36) monthly payments of $25,000. In 1994, Camelot transferred the notes payable to it by the Company to its shareholders. The outstanding balance at December 31, 1994, i.e. $707,676, was consolidated into one loan obligation bearing interest at 15% requiring weekly payments of $6,313, including interest. The remaining balance at December 31, 1995 was $602,295.

                  On December 26, 1994, the Company entered into an agreement to purchase all of the outstanding capital stock of Camelot from the Margolies family. Independent appraisals of the net assets of Camelot valued Camelot at between $1,800,000 and $1,900,000. The Company acquired Camelot in order to take advantage of Camelot's stream of lease revenues and to eliminate rental payments to Camelot, the combination of which is expected to increase the Company's cash flow by approximately $300,000 annually.

                  The purchase of Camelot by the Company was completed on December 31, 1994, at which time the Company issued 180,000 shares of its Series C Preferred Stock in payment for Camelot. The Series C Preferred Stock pays a dividend of 10.65% per annum and has a liquidation preference of $10 per share, which will be pari passu with the Series A Preferred Stock. Each share of Series C Preferred Stock has voting rights equal to 20 shares of the Common Stock. After January 1, 2000, the Company may redeem the Series C Preferred Stock at $10 per share.

                  On September 1, 1993 the Company's wholly-owned subsidiary, Suncoast Holdings, Inc., entered into a joint venture with Suncoast School Transportation Corporation to operate a business called Suncoast Transportation in Tampa, Florida. Suncoast School Transportation Corporation is wholly-owned by Thomas Hastings, who was at that time a Vice President of the Company. The Company gave Suncoast School Transportation Corporation a promissory note for $132,000 as consideration for its interest in the joint venture. On September 1, 1994 the Company purchased from Suncoast School Transportation Corporation its interest in the other 50% of Suncoast Transportation, and agreed to issue as consideration 375,000 shares of the Company's Common Stock.

                  As part of the agreement between the Company and Suncoast School Transportation Corporation, the Company agreed that if Mr. Hastings remains employed by the Company on September 1, 1995, the Company would on that date lend to Mr. Hastings $100,000 without interest. Mr. Hastings must repay one-half of the loan on October 1, 1996 and one-half on November 1, 1996. The debt will be secured by the 375,000 shares issued to Mr. Hastings. In the event that on September 1, 1996 the market price of the 375,000 shares is less than $100,000, then Mr. Hastings may surrender the 375,000 shares to the Company in lieu of repaying the loan.

                  The holders of the Series C Preferred Stock (i.e. members of the Margolies Family) have guaranteed that if the Company realizes a loss on the resale of any assets acquired by the Company as a result of its acquisitions of Camelot and Suncoast Transportation, they will surrender shares of the Series C Preferred Stock with a face value equal to the amount of the loss.

                  In March 1995, the Company sold a substantial portion of the assets (including bases) of Suncoast Transportation for $70,000 in cash and notes in the principal amount of $592,000.

                  In October 1995, the Company sold a substantial portion of the assets (including bases) of its Toledo, Ohio based charter operations for various notes totalling approximately $1,250,000.

                  The Company believes that the terms of all of the transactions discussed in this section were no less favorable to the Company than those which could have been obtained from non-affiliated parties.

Item 13            EXHIBITS, FINANCIAL STATEMENT
                 SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

     (1) Financial statements and financial statement schedules

         (i) The Financial Statements of U.S. Transportation Systems, Inc. and the Independent Auditors' Report of Mahoney Cohen Rashba & Pokart, CPA, PC and Mortenson and Associates are attached hereto.

(b) 8-K Reports - Form 8-K dated November 13, 1995 with respect to the acquisition by the Registrant of Automated Solutions, Inc.

(c)   Exhibits:

3-a.         Articles of Incorporation, as amended to January 13, 1986. (1)

3-a(1) Certificate of Amendment of Certificate of Incorporation - filed as an exhibit to Quarterly Report on Form 10-Q for Quarter Ended September 30, 1990 and incorporated herein by reference.

3-a(2) Certificate of Amendment of Certificate of Incorporation dated March 7, 1994. (3)

3-a(3)       Form of Certificate of Designation of Series A Preferred Stock. (3)

3-a(4)       Certificate of Designation of Series C Preferred Stock. (3)

3-b.         By-laws. (1)

4-a.         Specimen of Common Stock Certificate. (1)

4-b          Specimen of Preferred Stock Certificate. (3)

4-c.         Specimen of Class A Warrant; Specimen of Class B Warrant. (3)

4-d.         Form of Warrant Agreement. (3)

10-a.        Employee Stock Option Plan. (1)

10-b.        Employee Profit Sharing Plan. (1)

10-c.        Loan and Security Agreement with CIT Group dated September 2, 1993
             - filed as an exhibit to the Company's
             registration statement on Form S-1 (33-42894) and incorporated herein by reference.

10-d.        Restricted Stock Grant Program. (2)

10-e. Plan of Reorganization - filed as an exhibit to the Company's Current Report on Form 8-K dated September 21, 1989 and incorporated herein by reference.

10-f. Agreement dated April 6, 1987 between the Company and Ford Motor Company - filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.

10-g. Amendment to the Company's Agreement with Ford Motor Company dated July 1, 1991. Confidential treatment has been requested for certain portions of this exhibit, and these portions have been omitted. (2)

10-h(1) Stock Purchase Agreement dated December 26, 1994 related to acquisition of Camelot Consultants, Inc. (3)

10-h(2) Exchange Agreement dated January 20, 1995 related to acquisition of Camelot Consultants, Inc. (3)

10-i Stock Purchase Agreement dated October 8, 1994 between the Company and American Trade-A-Bus, Inc. (3)

10-j(1) Letter of Agreement between the Company and Argent Securities, Inc. dated December 1, 1994. (3)

10-j(3) Warrant to Purchase Shares issued by the Company to Argent Securities, Inc. dated December 1, 1994. (3)

10-k(1) Asset Purchase Agreement dated August 31, 1994 among Suncoast Holdings, Inc., Suncoast School Transportation Corporation, and U.S. Transportation Systems, Inc. (3)

10-k(2) Amendment to Asset Purchase Agreement dated January 20, 1995 among Suncoast Holdings, Inc., Suncoast School Transportation Corporation, and U.S. Transportation Systems, Inc. (3)

11. Statement re: computation of per share earnings for period ended December 31, 1995 - filed herewith.

22.          Subsidiaries -

             Shortway River Rouge, Inc.
             Black & White Cab Company, Inc.

             Downtown Theater Ticket Agency, Inc.
             Premier Box Office, Inc.
             Broadway Theatours, Inc.
             Sterling Coach Lines, Inc.
             Gray Line Tours of Atlantic City, Inc.
             Transportation Systems Corp.
             Camelot Consultants, Inc.
             American Trade-A-Bus of Texas, Inc.
             Suncoast Holdings, Inc.
             Automated Solutions, Inc.
             Trans Lynx Express, Inc.
             Priority Express Service, Inc.

- -------------------

                  (1) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's S-1 registration statement (File Number 33-1071).

                  (2) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's SB-2 registration statement (File Number 33-70862).

                  (3) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's SB-2 registration statement (File Number 33-79738).

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  U.S. TRANSPORTATION SYSTEMS, INC.

                  By: /s/ Michael Margolies
                      ------------------------------
                      Michael Margolies, Chief
                      Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on August 7, 1996.

/s/  Michael Magolies                     Chief Executive Officer and
- --------------------------------          Chairman of the Board
Michael Margolies


/s/  Jay Owen Margolies                   Director
- --------------------------------
Jay Owen Margolies


/s/  K. Thomas Wegerbauer                 Director
- --------------------------------
K. Thomas Wegerbauer


/s/  Terry A. Watkins                     Chief Financial Officer
- --------------------------------          (Principal Accounting Officer)
Terry A. Watkins

                       U. S. TRANSPORTATION SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1995 and 1994


                                                                 Pages
                                                                 -----

Independent Auditors' Report                                      F-1

Consolidated Balance Sheet                                        F-3

Consolidated Statements of Operations                             F-5

Consolidated Statements of Stockholders' Equity                   F-7

Consolidated Statements of Cash Flows                             F-9

Notes to Consolidated Financial Statements                        F-13

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors
U.S. Transportation Systems, Inc.


         We have audited the accompanying consolidated balance sheet of U.S. Transportation Systems, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Transportation Systems, Inc. and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                     MAHONEY COHEN RASHBA & POKART, CPA, PC

New York,  New York
March 30, 1996

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of U.S. Transportation Systems, Inc.
New York, New York

         We have audited the accompanying statements of operations, stockholders' equity, and cash flows of U.S. Transportation Systems, Inc. and subsidiaries for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. Transportation Systems, Inc. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                     MORTENSON AND ASSOCIATES, P.C.
                                      Certified Public Accountants

Cranford, New Jersey
March 29, 1995

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1995

                                 ASSETS (Note 3)

CURRENT ASSETS:
   Cash and cash equivalents                                       $ 1,727,789
   Cash  -  restricted                                                 165,753
   Accounts  receivable, net allowance for doubtful
      accounts of $321,000 (Note 3)                                  2,850,858
   Notes receivables                                                   368,367
   Net investment in sales-type leases (Note 2)                        572,214
   Inventories (Note 1)                                                976,903
   Costs and estimated earnings in excess of billings (Note 17)        243,295
   Prepaid and other assets                                            873,749
                                                                   -----------

              TOTAL CURRENT ASSETS                                   7,778,928
                                                                   -----------
PROPERTY, PLANT AND EQUIPMENT:
   Revenue equipment (Notes 3 and 4)                                 3,064,587
   Other                                                             3,179,675
                                                                   -----------
              Total - at cost                                        6,244,262

   Less:   Accumulated depreciation                                 (2,693,604)
                                                                   -----------
PROPERTY, PLANT AND EQUIPMENT- NET                                   3,550,658
                                                                   -----------
ASSETS HELD FOR RESALE (Note 14)                                       152,500
                                                                   -----------
OTHER ASSETS:
   Net investment in sales-type leases (Note 2)                      2,021,326
   Goodwill, net of accumulated amortization
   of $264,452 (Note 1)                                              5,039,692
   Other intangible assets, net of  accumulated
      amortization of $65,800 (Note 1)                                 326,767
   Notes receivable                                                    413,105
   Deferred taxes (Note 6)                                             750,000
   Other assets                                                        853,515
                                                                   -----------
TOTAL OTHER ASSETS                                                   9,404,405
                                                                   -----------
TOTAL ASSETS                                                       $20,886,491
                                                                   ===========

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1995


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable (Notes 3 and 4)                                      3,230,336
   Accounts payable                                                   1,873,362
   Accrued liabilities                                                  650,407
   Billings in excess of costs and estimated earnings (Note 17)         354,512
   Due to related party (Note 9)                                        254,050
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             6,362,667
                                                                   ------------
LONG-TERM OBLIGATIONS, NET OF CURRENT
 MATURITIES:
   Notes payable (Note 4)                                             1,121,034
   Convertible debentures (Note 18)                                   1,776,288
   Due to related party (Note 9)                                        348,245
                                                                   ------------
TOTAL LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                                 3,245,567
                                                                   ------------
COMMITMENTS AND CONTINGENCIES
   (NOTES 5, 10, 11, 19)

STOCKHOLDERS' EQUITY (Notes 11 and 20):
   Preferred stock - par value $.01 per share,
    redemption value $10.00 per share:
      Authorized - 10,000,000 shares
      Issued and outstanding - 180,000 shares                         1,800,000
   Common stock - par value $.01 per share:
      Authorized - 20,000,000 shares
      Issued and outstanding - 13,392,209 shares                        133,922
   Additional paid-in capital                                        16,944,909
   Stock subscription receivable                                       (290,285)
   Deferred compensation (Note 12)                                     (658,504)
   Retained earnings (deficit)                                       (6,651,785)
                                                                   ------------
TOTAL  STOCKHOLDERS'  EQUITY                                         11,278,257
                                                                   ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                             $ 20,886,491
                                                                   ============

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                  1995                  1994
                                               -----------          -----------

REVENUES                                       $17,350,973          $11,818,325
                                               -----------          -----------
EXPENSES:
   Cost of goods sold                            2,268,418                -
   Operating expenses                            7,451,745            6,971,440
   Selling, general and administrative           4,804,429            3,456,278
   Depreciation and amortization                   638,101              437,483
   Rent expens                                     463,660              134,684
   Amortization of intangible assets               193,875               74,900
                                               -----------          -----------
TOTAL EXPENSES                                  15,820,228           11,074,785
                                               -----------          -----------
INCOME  FROM   OPERATIONS                        1,530,745              743,540
                                               -----------          -----------
OTHER INCOME (EXPENSES):
   Interest expense                               (350,024)            (211,510)
   Interest income                                 276,057              125,659
   Loss on sales of assets                        (419,775)             (25,750)
   Write off of notes receivable                   (75,796)               -
   Other  expense                                  (34,090)              62,735
                                               -----------          -----------
       Total other income (expense), net          (603,628)             (48,866)
                                               -----------          -----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                             927,117              694,674

INCOME TAX EXPENSE (BENEFIT)                      (364,000)             (63,811)
                                               -----------          -----------
INCOME FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                           $ 1,291,117          $   758,485
                                               -----------          -----------

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                  1995                  1994
                                               -----------          -----------
INCOME FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                            $ 1,291,117          $   758,485

DISCONTINUED OPERATIONS - adjustment
   of estimated loss on disposal of segment,
   net of  income tax  benefit of $86,000
   in 1995 and $236,189 in 1994 (Note 14)         (167,199)            (853,480)
                                               -----------          -----------
NET INCOME (LOSS)                                1,123,918              (94,995)

LESS:  PREFERRED DIVIDEND                          191,700                 -
                                               -----------          -----------
NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREHOLDERS                         $   932,218          $   (94,995)
                                               ===========          ===========
EARNINGS (LOSS) PER COMMON SHARE:
   Income from continuing operations           $       .10          $       .11
   Discontinued operations                            (.01)                (.12)
                                               -----------          -----------
EARNINGS (LOSS) PER COMMON SHARE               $       .09          $      (.01)
                                               ===========          ===========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           10,941,525            6,989,933
                                               ===========          ===========

                 See notes to consolidated financial statements.

                                       F6

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                              Common Stock            Preferred Stock
                                                         --------------------       --------------------
                                                          Shares      Amount        Shares      Amount
                                                         ---------   --------       -------   ----------
Balance, December 31, 1993                               6,153,240   $ 61,532          -      $   -
- --------------------------                               ---------   --------       -------   ----------
Net proceeds from exercise of warrants                      17,950        180          -          -

Common stock issued in connection with
  purchase of Suncoast Transportation                      375,000      3,750          -          -

Preferred stock issued in connection with
  purchase of Camelot Consultants, Inc.                   (327,000)    (3,270)      180,000    1,800,000

Restricted stock grant issuance                          1,100,000     11,000          -          -

Stock options issued                                          -           -            -          -

Other                                                       14,000        140          -          -

Net loss                                                      -           -            -          -
                                                         ---------   ----------     -------   ----------
Balance, December 31, 1994 (carried forward)             7,333,190   $ 73,332       180,000   $1,800,000
                                                         ---------   ----------     -------   ----------

                                                        Additional     Stock Sub-     Deferred       Retained
                                                         Paid-In       scription       Compen-       Earnings
                                                         Capital       Receivable      sation        (Deficit)      Total
                                                        ----------     ----------     --------       --------       -----
Balance, December 31, 1993                             $13,610,693       $  -        $   -         $(7,460,268)   $6,211,957
- --------------------------                             -----------       ------      --------      -----------    ----------
Net proceeds from exercise of warrants                      44,695          -            -               -            44,875

Common stock issued in connection with
  purchase of Suncoast Transportation                      114,632          -            -               -           118,382

Preferred stock issued in connection with
  purchase of Camelot Consultants, Inc.                 (1,116,273)         -            -               -           680,457

Restricted stock grant issuance                            814,000          -         (780,803)          -            44,197

Stock options issued                                        34,376          -          (30,556)          -             3,820

Other                                                        6,860          -            -               -             7,000

Net loss                                                       -            -            -             (94,995)      (94,995)
                                                       -----------       ------      ---------     -----------    ----------
Balance, December 31, 1994 (carried forward)           $13,508,983       $  -        $(811,359)    $(7,555,263)   $7,015,693
                                                       -----------       ------      ---------     -----------    ----------

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                         Common Stock              Preferred Stock
                                                    ----------------------     -----------------------
                                                      Shares       Amount        Shares       Amount
                                                    ----------     -------     ---------    ----------
Balance, December 31, 1994
   (brought forward)                                 7,333,190    $ 73,332      180,000     $1,800,000
- --------------------                                ----------    --------     --------     ----------
Preferred stock issuance                                 -            -         170,000      2,040,000

Preferred stock conversion                           2,550,000      25,500     (170,000)    (2,040,000)

Restricted stock grant issuance                          -            -            -             -

Stock options issued                                     -            -            -             -

Preferred dividends                                     57,480         575         -             -

Common stock issued in connection with purchase
  of Armstrong Freight Express                         780,000       7,800         -             -

Common stock issued in connection with purchase
 of Trans-Lynx Express                                 116,539       1,165         -             -

Common stock issued in connection with purchase
   of Automated Solutions                            1,800,000      18,000         -             -

Common stock issued in exchange for
  consulting services                                  335,000       3,350         -             -

Common stock issued in exchange for
  contract settlement                                   50,000         500         -             -

Stock options exercised                                370,000       3,700         -             -

Net income                                               -            -            -             -
                                                    ----------    --------     ---------    ----------

Balance, December 31, 1995                          13,392,209    $133,922       180,000    $1,800,000
                                                    ==========    ========     =========    ==========

                                                     Additional      Stock Sub-      Deferred        Retained
                                                       Paid-In       scription        Compen-        Earnings
                                                       Capital       Receivable       sation         (Deficit)      Total
                                                     ----------      ----------      ----------      ---------      -----
Balance, December 31, 1994
   (brought forward)                                $13,508,983       $   -         $(811,359)     $(7,555,263)   $ 7,015,693
- --------------------                                -----------       ---------     ----------     -----------    -----------
Preferred stock issuance                             (1,073,524)          -              -              -             966,476

Preferred stock conversion                            2,014,500           -              -              -               -

Restricted stock grant issuance                            -              -           135,667           -             135,667

Stock options issued                                       -              -            17,188           -              17,188

Preferred dividends                                        (575)          -              -            (220,440)      (220,440)

Common stock issued in connection with purchase
  of Armstrong Freight Express                          557,700           -              -              -             565,500

Common stock issued in connection with purchase
 of  Trans-Lynx Express                                  83,325           -              -              -              84,490

Common stock issued in connection with purchase
   of Automated Solutions                             1,332,000           -              -              -           1,350,000

Common stock issued in exchange for
  consulting services                                   239,275           -              -              -             242,625

Common stock issued in connection with
  contract settlement                                    35,750         (36,250)         -              -              -

Stock options exercised                                 247,475        (254,035)         -              -              (2,860)

Net income                                                 -              -              -           1,123,918      1,123,918
                                                    -----------       ---------     ---------      -----------    -----------
Balance, December 31, 1995                          $16,944,909       $(290,285)    $(658,504)     $(6,651,785)   $11,278,257
                                                    ===========       =========     =========      ===========    ===========

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                        1995           1994
                                                     ----------      --------
OPERATING ACTIVITIES:

Income from continuing operations                    $1,291,117      $ 758,485

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
     Depreciation and amortization                      831,976        512,383
     Amortization of deferred compensation              152,855           -
     Deferred tax benefit                              (450,000)      (300,000)
     Provision for losses on accounts receivable           -           151,500
     Write off of notes receivable                       75,796           -
     Loss on sales of assets                            419,775         25,750
     Change in assets and liabilities:
        Accounts receivable                            (453,941)      (546,548)
        Inventories                                    (358,305)       (11,776)
        Other receivables                               (14,980)         8,170
        Prepaid and other assets                       (272,272)       142,936
        Costs and estimated earnings in
           excess of billings                          (221,615)          -
        Accounts payable                               (762,358)       (88,696)
        Accrued liabilities                            (280,481)      (212,574)
        Billings in excess of costs and estimated
           earnings                                    (579,261)          -
                                                     ----------      ---------
Net cash provided by (used in) continuing
 operations                                            (621,694)       439,630
                                                     ----------      ---------

Loss from discontinued operations                      (167,199)      (853,480)
     Adjustments to reconcile loss to net cash
      used in discontinued operations:
        Depreciation and amortization                   208,992        521,932
        Change in net assets and liabilities and
           losses of discontinued operations           (248,504)       177,798
                                                     -----------     ---------
Net cash used in discontinued operations               (206,711)      (153,750)
                                                     -----------     ---------
NET CASH PROVIDED BY (USED IN)-
  OPERATING ACTIVITIES
  (CARRIED FORWARD)                                  $ (828,405)     $ 285,880
                                                     -----------     ---------

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                       1995            1994
                                                       ----            ----
NET CASH PROVIDED BY (USED IN) -
  OPERATING ACTIVITIES
  (BROUGHT FORWARD)                               $  (828,405)     $   285,880
                                                  -----------      -----------

INVESTING ACTIVITIES:
     Capital expenditures                            (786,891)        (339,369)
     Acquisition of intangible assets                    -             (64,032)
     Proceeds from sales of assets                  1,047,756          675,202
     Transfers from cash - restricted                  16,726          161,107
     Advances on notes receivable                    (160,552)         (74,000)
     Collection of notes and leases receivable        813,431          440,601
     Other                                           (246,796)          35,115
                                                  -----------      -----------
NET CASH PROVIDED BY-INVESTING
     ACTIVITIES                                       683,674          834,624
                                                  -----------      -----------

FINANCING ACTIVITIES:
     Bank overdraft                                   (35,570)          35,570
     Cash received from related parties               295,465          250,000
     Cash paid to related parties                    (400,946)        (470,405)
     Cash obtained through business
        acquisitions                                   75,266             -
     Proceeds from issuance of preferred stock      1,555,933             -
     Payment of preferred dividends                  (220,439)            -
     Principal payments on debt                   (10,949,935)     (10,061,606)
     Borrowings on debt                             9,776,459        8,927,485
     Deferred offering costs                             -            (589,457)
     Proceeds from issuance of convertible
        debentures                                  1,776,287             -
     Proceeds from options and warrants
        exercised                                        -              44,875
                                                  -----------      -----------
NET CASH PROVIDED BY (USED IN)-
     FINANCING ACTIVITIES                           1,872,520       (1,863,538)
                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                               1,727,789         (743,034)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                      -             743,034
                                                  -----------      -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                     $ 1,727,789      $      -
                                                  ===========      ===========

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                      1995            1994
                                                      ----            ----
Cash paid during the year for:
     Interest                                       $484,600        $578,815
                                                    ========        ========

                   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                            AND FINANCING ACTIVITIES

           The Company acquired revenue equipment in 1995 and 1994 utilizing long-term debt of $554,907 and $375,947, respectively.

           During 1995 and 1994 the Company sold buses in exchange for $2,151,630 and $1,230,418, respectively, of sales type financing lease receivables.

           In October 1994 the Company issued a $200,000 note in exchange for 100% of the outstanding common stock of American Trade-A-Bus of Texas, Inc.

           In December 1994 the Company issued 180,000 shares of preferred stock in exchange for 100% of the outstanding common stock of Camelot Consultants, Inc.

           In August 1994, the Company issued 375,000 shares of common stock to complete the acquisition of Suncoast Transportation, a partnership the Company jointly formed in September 1993.

           During 1995, the Company issued 335,000 shares of common stock in exchange for consulting services.

           During 1995, the Company sold various assets, including the discontinued charter operations, in exchange for notes receivable aggregating to $403,500 and the assignment of $58,579 of debt held by the Company.

           In June 1995, the Company issued 780,000 shares of common stock in exchange for 100% of the outstanding common stock of Avanti Delivery Services, Inc. and Priority Express, Inc.

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

           In July 1995, the Company issued 116,539 shares of common stock in exchange for 100% of the outstanding common stock of Trans-Lynx Express, Inc.

           In November 1995, the Company issued 1,800,000 shares of common stock in exchange for 100% of the outstanding common stock of Automated Solutions, Inc.

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[1]          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Nature of Business

             U.S. Transportation Systems, Inc. and Subsidiaries (the "Company's") are currently engaged in three business areas: (i) providing transportation related services; (ii) manufacturing transportation machinery and equipment; and (iii) providing entertainment services. The Company's operations are conducted in selected cities throughout the United States and internationally.

             As more fully discussed in Note 13, during 1995 the Company purchased Avanti Delivery Services, Inc., Priority Express Services, Inc. and Trans Lynx Express, Inc. which operate a package delivery and container air cargo service The Company also purchased Automated Solutions, Inc. ("ASI") which is engaged in designing and manufacturing machinery which folds and tests airbags.

             Principles of Consolidation

             The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

             Uses of Estimates

             The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

             Revenue Recognition

             The Company recognizes revenue when services are performed. The Company recognizes contract revenue using the percentage-of-completion method of contract accounting. Contract revenues earned are recorded using the percentage of contract costs incurred to date to total estimated contract costs.

             Anticipated losses on contracts are charged to earnings as soon as such losses can be estimated. Changes in estimated profits on contracts are recognized during the period in which the change in estimate is known.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[1]          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Inventories

             Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories were comprised of:

             Parts                             $175,947
             Raw materials                      686,043
             Sundry                             114,913
                                               --------
                                               $976,903
                                               ========
             Property, Plant and Equipment

             Property, plant and equipment are stated at cost. The Company records depreciation utilizing the straight-line method over estimated useful lives of 10 to 17 years for highway coaches and 3 to 7 years for school buses and other revenue equipment with no residual value. Other depreciable assets have estimated useful lives of 3 to 30 years, with no assumed residual value. Overhauls of major highway coach components are capitalized and written off utilizing the straight-line method over a period of thirty months.

             When an asset is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is reflected in income.

             Investment Tax Credit

             The Company accounts for investment and other tax credits (when available) by the flow-through method.

             Cash Restricted

             The Company maintains cash balances in certificates of deposit which secure letters of credit for various insurance policies and bonds. It is the Company's policy to classify the restricted cash consistent with the liabilities to which they relate. Therefore, the Company treats restricted cash securing letters of credit as a current asset; all restricted cash securing bonds is treated as long-term.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[1]          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Cash Equivalents

             The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

             Goodwill

             Goodwill and other intangible assets are amortized by the straight-line method over lives ranging from 5 to 20 years. The Company periodically evaluates the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted income from operations of the entities giving rise to the goodwill to determine whether events and circumstances warrant revised estimates of carrying value or useful lives. Goodwill identifiable to a particular segment or group of assets is charged to earnings upon disposition of the particular segment or group of assets.

             Earnings (Loss) Per Share

             Earnings (loss) per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented. Common stock equivalents include shares issuable upon conversion of the Company's convertible debentures and exercise of certain of the Company's options and warrants. All share and per share amounts have been retroactively adjusted for the one-for-five reverse stock split declared on January 6, 1994.

             Reclassification

             The December 31, 1994 financial statements have been restated to conform to the current year's presentation.

[2]          NET INVESTMENT IN SALES-TYPE LEASES

             The Company's leasing activities consist entirely of revenue equipment. These leases expire at various times through November 1999. There were no initial or executory costs with respect to these leases.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[2]          NET INVESTMENT IN SALES-TYPE LEASES (Continued)

             The following is a summary of the components of the Company's net investment in these sales-type leases at December 31, 1995:

             Total Minimum Lease Payments Receivable        $3,376,000
             Less:  Unearned Income                            782,460
                                                            ----------
             NET INVESTMENT IN SALES-TYPE LEASES            $2,593,540
                                                            ==========

             Minimum lease payments to be received as of December 31, 1995 are as follows:

                  1996                          $   864,000
                  1997                              797,000
                  1998                              711,000
                  1999                              492,000
                  2000                              283,000
                  Thereafter                        229,000
                                                 ----------
                  TOTAL                          $3,376,000
                                                 ==========

[3]          SECURED LINE OF CREDIT

             The Company has two financing agreements. The first contains a term loan component and an accounts receivable financing component with an aggregate maximum borrowing balance of $4,500,000. The accounts receivable component of the line of credit is secured by accounts receivable and has a maximum borrowing limit of $1,000,000. The borrowing base is computed at 80% of eligible receivables. The term loan component is secured by equipment, primarily buses, and is payable at 1/84 of the borrowing base balance plus interest per month. The remaining balance is due September 3, 1996, the termination date of the agreement. The borrowings are further secured by property belonging to an officer of the Company. Borrowings under the finance agreement bear interest at prime plus 3.5 percent (12% at December 31, 1995). At December 31, 1995, the amount borrowed and outstanding under the line of credit agreement was $2,226,254 and is included on the balance sheet in Notes Payable (See Note 4).

             The second is secured by all business assets and accounts receivable of ASI. Borrowings bear interest at prime plus 2% (10.5% at December 31, 1995). At December 31, 1995, the amount outstanding was $82,630 and is included on the balance sheet in notes payable (see Note 4). Subsequent to December 31, 1995, the agreement was terminated and all remaining balances were paid.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[4]          NOTES PAYABLE

             Notes payable consist of the following at December 31, 1995:

             Secured line of credit (Note 3).                        $2,308,884

             Notes payable and capitalized leases, col-
              lateralized by equipment, payable monthly
              and maturing through March 1998, interest
              rates ranging from 8% to 14% (including
              certain notes with interest based upon the
              prime rate, average interest rate
              approximating 10%)                                        880,459

             Notes payable, unsecured, resulting from
              acquisitions, payable monthly and maturing
              through June 1997 with interest rates
              ranging from 9% to 10%                                    350,393

             Mortgage notes payable, collateralized by
              real property, payable in monthly install-
              ments of $5,310 and $4,637 through August
              1998 and February 2020, respectively,
              (average interest rate approximately 11%)
              Property with a carrying value approximating
              $875,000 secures the mortgages                            642,919

             Other                                                      168,715
                                                                     ----------
             Total Notes Payable                                      4,351,370

               Less: Current Maturities                               3,230,336
                                                                     ----------
             NON-CURRENT NOTES PAYABLE                               $1,121,034
                                                                     ==========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[4]          NOTES PAYABLE (Continued)

             Annual maturities of notes payable, as of December 31, 1995, are as follows:

             1996                                     $3,230,336
             1997                                        291,000
             1998                                        194,000
             1999                                        118,000
             2000                                         50,000
             Thereafter                                  468,034
                                                      ----------
             TOTAL                                    $4,351,370
                                                      ==========

[5]          LONG-TERM LEASES

             The Company leases real property under operating leases expiring in 2005. These leases generally require that the Company pay all costs of maintenance, insurance and licenses. Future minimum payments, on non-cancelable operating leases with initial or remaining terms of one year or more, are as follows at December 31, 1995:

                                                       Operating
                                                         Leases
                                                      (Non-Related)
                                                      -------------
             1996                                       $139,000
             1997                                         92,000
             1998                                         43.000
             1999                                         18,000
                                                        --------
             TOTAL MINIMUM LEASE PAYMENTS               $292,000
                                                        ========
[6]          INCOME TAX EXPENSE

             The Company accounts for its income taxes under the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Differences between financial reporting and tax basis arise most frequently from differences in timing of income and expense recognition and as a result of business acquisitions.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[6]          INCOME TAX EXPENSE (Continued)

             At December 31, 1995, the Company has recorded a deferred tax asset of $750,000, consisting of a deferred tax asset of $4,511,000 offset by a deferred tax liability of $784,000 and a valuation allowance of $2,977,000. The valuation allowance represents a decrease of $8,000 from the December 31,1994 valuation allowance balance of $2,985,000. The decision to record a deferred tax asset of $750,000 was based upon management's evaluation that, with the acquisitions of American Trade-A-Bus of Texas, Inc. ("ATAB") and ASI and the discontinuation of unprofitable operations, future profits are certain enough to substantiate the recording of an asset. At December 31, 1995, the Company had available for tax purposes net operating loss ("NOL") carryforwards of approximately $11,200,000 and general business credits of approximately $647,000, (exclusive of those available to ASI which are discussed below). NOL carryforwards will expire commencing in 2002 and ending in 2009, as follows:
$4,060,000 expiring in 2002; $1,440,000 expiring in 2007; $5,310,000 expiring in
2008; and the remainder expiring in 2009. Tax credit carryforwards will expire commencing in 1996 and ending in 2000; because of the timing of the tax credits, and as ("IRS") rules require the NOL to be first utilized to offset future earnings, the Company does not anticipate realizing any benefit from its tax credits.

             ASI, a wholly-owned subsidiary acquired in November 1995, has available NOL carryforward of approximately $2,000,000, expiring in 2010. This amount was not included in the computation of the of the deferred tax asset noted above as it can only be utilized against future taxable earnings generated by ASI.

             Although the Company does anticipate realizing benefit from the substantial portion of its NOL carryforward, the Company has reserved $2,977,000 against these expected benefits. This is due to the relative uncertainty regarding long-term future earnings and the NOL annual limitations resulting from an "ownership change" in 1995, within the meaning of section 382 of the IRS Code. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred in 1995 from the issuance of preferred stock and the subsequent conversion of the convertible debentures into common stock. Under an ownership change, the Company will be permitted to utilize NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (the "Section 382 limit") the fair market value of the Company's outstanding equity at the time of the ownership change and long term tax exempt rate published by the IRS; the Company's Section 382 limits in 1997 and beyond will be approximately $800,000 per year, and accordingly, the Company will not be able to utilize its full NOL benefits.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[6]          INCOME TAX EXPENSE (Continued)

             A reconciliation of the total income taxes computed by applying the statutory federal rate and the effective tax rate follows:

                                      Income                 Income
                                      Taxes         %         Taxes         %
                                    ---------      ---      ---------      ---
  Federal Statutory Tax Rate        $ 439,000       34%     $ 236,189       34%
  Use of NOL to offset tax           (803,000)     (62)      (300,000)     (43)
                                    ---------      ---      ---------      ---
  Total Federal Income Tax
    Benefit                         $(364,000)     (28)%    $ (63,811)      (9)%
                                    =========      ===      =========       ===

         The components of deferred taxes are as follows as of December 31, 1995:

                                             Assets                Liabilities
                                             ------                -----------
   Accelerated Depreciation                                          $284,000
                                                                       35,000
   Installment Sales                                                  465,000
   Bad Debts                               $   56,000
   Tax Credits                                647,000
   Net Operating Loss                       3,808,000
                                           ----------                --------
   Total                                    4,511,000                 784,000

   Valuation Allowance                     (2,977,000)
                                           ----------                --------
   TOTAL                                   $1,534,000                $784,000
                                           ==========                ========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[7]          SEGMENT INFORMATION

             In 1995, the Company's operations are classified into three principal industry segments: transportation, manufacturing and entertainment and in 1994 into two principal industry segments; transportation and entertainment. The following is a summary of segment information.

                                                     1995             1994
                                                 -----------       -----------
Net Sales to Unaffiliated Companies:
   Transportation                                $ 9,455,622       $ 9,225,391
   Manufacturing                                   5,119,871             -
   Entertainment                                   2,775,480         2,592,934
                                                 -----------       -----------
   Totals                                        $17,350,973       $11,818,325
                                                 ===========       ===========

Income (Loss) from Operations:
   Transportation                                $   264,188       $   904,720
   Manufacturing                                   1,225,799             -
   Entertainment                                      40,758          (161,180)
                                                 -----------       -----------
   Totals                                          1,530,745           743,540

Other expense, net                                  (603,628)          (48,866)
                                                 -----------       -----------

Income Before Income Taxes and Discontinued
Operations as Reported in the Accompanying
Statement of Operations                          $   927,117       $   694,674
                                                 ===========       ===========

Identifiable Assets from Continuing Operations:

   Transportation                                $11,694,520       $ 8,731,349
   Manufacturing                                   3,949,368             -
   Entertainment                                     298,756           338,635
                                                 -----------       -----------
   Totals                                        $15,942,644       $ 9,069,984
                                                 ===========       ===========

Depreciation and Amortization:

   Transportation                                $   553,771       $   495,591
   Manufacturing                                     258,417
   Entertainment                                      19,788            16,792
                                                 -----------       -----------
   Totals                                        $   831,976       $   512,383
                                                 ===========       ===========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[7]          SEGMENT INFORMATION (Continued)

                                                     1995               1994
                                                  ----------        ----------
   Capital Expenditures:
     Transportation                               $1,080,292        $  914,218
     Manufacturing                                   198,084             -
     Entertainment                                    14,427            55,130
                                                  ----------        ----------
     Totals                                       $1,292,803        $  969,348
                                                  ==========        ==========

[8]          MAJOR CUSTOMERS

             Revenues from a single transportation contract with Ford Motor Company approximated 14% and 19% of the Company's total revenues in 1995 and 1994, respectively. Revenues received in 1995 approximated $2,364,000 and their receivables at year end approximated $252,000.

             ATAB, a wholly-owned subsidiary, derives 100% of its revenue from Stewart and Stevenson. Revenues received in 1995 approximated $4,112,000 and their receivable at year end approximated $839,700.

[9]          RELATED PARTY TRANSACTIONS

             At December 31, 1995, the Company owed its Chairman and related family entities $602,295 which consists of the following:

             Balance due at December 31, 1994             $ 707,676
             Accrued preferred stock dividends              191,700
             Accrued interest charged to operations         103,865
             Repayments                                    (400,946)
                                                          ---------
             Balance due at December 31, 1995             $ 602,295
                                                          =========

             Annual maturities as of December 31, 1995 are as follows:

             1996                                         $ 254,050
             1997                                           294,890
             1998                                            53,355
                                                          ---------
             Total                                        $ 602,295
                                                          =========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[9]          RELATED PARTY TRANSACTIONS (Continued)

             The above loan bears interest at 15% per annum, with weekly payments including interest of $6,313.

             The Company maintains an account with a brokerage firm. The broker is the Chairman's son.

[10]         PROFIT-SHARING PLAN

             One of the company's adopted a voluntary profit-sharing plan for the benefit of its employees. Contributions are at the discretion of the company. No contributions were accrued or paid during the years ended December 31, 1995 and 1994. Another company maintains a non-contributory 401(k) plan.


[11]         STOCK

             STOCK OPTIONS:

             The Company has the following stock options plans:

         - In August 1995, the Company adopted an incentive stock option plan for the benefit of its key officers, directors and employees. The Company reserved 120,000 shares of its common stock for issuance under the Plan, which expired on September 1, 1995.

         - On April 11, 1995, as part of an agreement with Argent Securities, Inc. ("Argent") Argent gave up its right to first refusal to underwrite future equity offerings of the Company, and its right to nominate two members to the Company's Board of Directors; in exchange the Company reserved and issued to Argent options to purchase 200,000 shares of the Company's common stock as follows:

              100,000 shares at $ .75 per share through April 11, 1998 50,000 shares at $1.00 per share through April 11, 1998 50,000 shares at $1.25 per share through April 11, 1997

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[11]     STOCK (Continued)

         STOCK OPTION (Continued)

         - In October 1994 the Company issued stock options, pursuant to a consulting agreement in connection with the acquisition of ATAB, for 110,000 shares of common stock in 1994 and 300,000 shares of common stock in 1995, of which 355,000 options were exercised in 1995 at $.50 and $.75 per share. The Company recorded a deferred compensation amount of $34,375 in relation to this plan for the amount the shares under option, valued at the market price at time of the grant, exceeded the aggregate exercise price of the stock option, which amount is being amortized over two years.

         - In November 1995, the Company, pursuant to the acquisition of ASI, reserved and issued options to certain principals and/or employees to purchase 330,000 shares of common stock as follows:

              110,000 shares at $1.25 per share between December 1, 1996 through
                December 31, 1998
              110,000 shares at $1.50 per share between December 1, 1997 through
                December 31, 1998
              110,000 shares at $2.00 per share between December 1, 1998 through
                December 31, 1998

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[11]     STOCK (Continued)

         A summary of the plans are as follows:

                               Stock Option                    Incentive
                                 Plan for                        Stock                         Other
                               Non Employee                     Options;                      Options;
                                Directors,                       Shares                        Shares
                              Consultants &       Exercise       Under       Exercise          Under         Exercise
                                Advisors            Price       Option         Price           Option          Price
                              -------------       --------     ---------     --------      --------------      -----

Outstanding at
December 31, 1993                  -                $ -          5,000         $.06              -             $ -
- ------------------

Granted                            -                  -            -            -             110,000           .50
Exercised                          -                  -            -            -                -               -
Expired                            -                  -            -            -                -               -
Cancelled                          -                  -            -            -                -               -
                                -------                          -----                        --------         ----


Outstanding at
December 31, 1994                  -                  -          5,000          -             110,000            -
- -----------------               -------                          -----                        --------

Granted                         200,000           .75-1.25         -            -             640,000        .75 -2.00
Exercised                          -                  -          5,000         (.06)         (365,000)       .50 - .75
Expired                            -                  -            -            -                -               -
Cancelled                          -                  -            -            -                -               -
                                -------                          -----                        --------

Outstanding at
December 31, 1995               200,000               -            -            -             385,000            -
- -----------------               =======                          =====                        ========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[11]         STOCK (Continued)

             STOCK GRANT

             On January 18, 1994, the Board of Directors of the Company adopted a Restricted Stock Grant Program (the "Program") pursuant to which 1,100,000 shares of Common Stock were reserved for issuance. The Program provides that if the Company met certain sales and income goals for the twelve months ended June 30, 1994, the shares would be granted to each of the Company's executive officers (the "Grantees") who remain employed by the Company on that date. These 1,100,000 shares of restricted common stock were issued to the Company's Executive Officers on August 15, 1994 and may be voted by Grantees. Originally, the restricted Common Stock shares issued were subject to forfeiture each year on May 1 of 1995 through 1998 if total Company sales for the preceding fiscal year did not meet certain goals, and it was the Company's opinion that attainment of the specified sales goals was probable. The Plan was amended in April 1995. Subsequent to the amendment, 20% of the restricted Common Stock shares issued shall be subject to forfeiture each year on May 1 of 1995 through 1999 if the Company does not meet certain sales, profit and income per share goals for the preceding fiscal year. The amendment divides the grant into three sections; one third of the grant is based on obtaining a minimum sales goal, one third is based on a specified amount of income from operations and one third based on earnings per share. If the second and third goal are not met in any one year, they can be carried over to the subsequent year. All items were met in 1994 and items one and two were met in 1995. Additionally, on August 15, 1998 and August 15 of each successive year through August 15, 2001, restrictions shall lapse on 25% of the restricted Common Stock shares issued (and not forfeited due to the Company's failure to meet the specified goals); however, all shares on which restrictions have not lapsed shall be forfeited by the grantee upon the grantee's termination of employment with the Company. The shares were valued at $.75 per share, the price of the Common Stock at time of issuance and a deferred compensation contra equity account, amortized over the 84 month period restrictions and forfeiture provisions lapse, was recorded at time of issuance. The balance of the deferred compensation at December 31, 1995 was $658,504. Deferred compensation expense in connection with this grant was $135,667 and $33,197, respectively, for the years ended December 31, 1995 and 1994, respectively. When and if the restrictions lapse on the restricted Common Stock shares, the Company, under certain conditions, will indemnify the Grantees of the income tax consequences accruing to the Grantees by virtue of the lapse of restrictions.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[11]         STOCK (Continued)

             STOCK SPLIT

             On January 6, 1994, the Company's Board of Directors declared a one-for-five reverse stock split of its common stock, effective January 26, 1994. The par value of the common stock remains at $.01 per share. All share data have been adjusted for the effects of the split.

             STOCK WARRANTS

             In connection with its 1991 public offering, the Company had outstanding 2,012,500 of each of its Class A, Class B and Class C common stock purchase warrants with original exercise prices of $.75, $1.00 and $1.25, respectively. In August 1993, the Company's board of directors approved a reduction in the exercise price of its Class A, B and C common stock purchase warrants to $.50 per warrant, or $2.50 per share purchase to the aforementioned stock split. During 1994, 89,750 warrants were exercised, generating cash of $44,875. The Class A warrant and Class B warrant expired on June 9, 1994. The Class C warrant expired on December 9, 1994.

             On December 1, 1994, Argent and the Company entered into a Letter of Agreement, pursuant to which Argent Securities, Inc. agreed to provide investor relations and corporate communications services to the Company for a period of one year. In consideration of those services, the Company agreed to pay an annual fee of $20,000 and to issue to Argent warrants to purchase 400,000 shares of the Company's Common Stock at $.375 per share. On April 11, 1995 the Company and Argent entered into a second Letter Agreement. Among the terms of the new agreement were a reduction to 200,000 of the shares which Argent could purchase under the warrants issued to it in 1994.

             Argent was the underwriter of an offering of securities which the Company completed on February 28, 1995. Argent received commissions and a non-accountable expense allowance in compensation for those services. In connection with that offering, the Company sold to Argent an Underwriter's Warrant for a nominal price. The Underwriter's Warrant will permit Argent to purchase 17,000 shares of Series A Preferred Stock and 17,000 Class A Common Stock Purchase Warrants between February 21, 1996 and February 20, 1999.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

[11]         STOCK (Continued)

             STOCK WARRANTS (Continued)

             There are currently outstanding 170,000 Class A Common Stock Purchase Warrants, each of which allows the holders to purchase a share of Common Stock and a Class B Common Stock Purchase Warrant for $1.35. Each Class B Warrant permits the purchase of a share of Common Stock at $1.65. The Class A Warrants will expire on August 20, 1996; the Class B Warrants, if issued, would expire on February 28, 1997.

             STOCK  AUTHORIZATION

             On February 11, 1994, the Company's Board of Directors approved an increase in the authorized common stock shares from 10,000,000 to 20,000,000 and approved the authorization of 10,000,000 $.01 par value preferred stock shares with such distinguishing designations as may be determined by the Company's Board of Directors. Effective February 21, 1996, the Board of Directors approved an increase in the authorized common stock shares from 20,000,000 to 50,000,000 shares.

[12]         MOUNTAIN VIEW SETTLEMENT

             In 1993 the pending litigation between Mountain View Coach Lines, Inc. (which is in Chapter 7 bankruptcy proceeding) and the State of New York was settled for $376,000. This settlement, which was approved by the bankruptcy court on March 28, 1994, insures Mountain View sufficient assets to pay all of its administrative expenses and priority claims. The Company's approved priority claims against Mountain View's assets aggregate $325,000. These claims were not recorded previous to December 31, 1993 by the Company as this receivable was not considered realizable until the aforementioned settlement. The bankruptcy estate could not be concluded until payment of the settlement with the State of New York cleared administrative procedures, which process took longer than originally anticipated. On January 25, 1995, the New York State Court of Claims signed the judgement for $376,000 in favor of Mountain View Coach Lines, Inc. Per advice of counsel, the Company presently anticipates collection of the Mountain View claim by June 30, 1996.

[13]         ACQUISITIONS

             On July 11, 1994, the Company purchased the trade name, customer list and all other assets of Audience Projects Inc. of Chicago, a theater ticket subscription agency. The acquisition was completed with a cash payment of $33,000 and was accounted for as a purchase. Goodwill of $14,000 arose from the transaction and is being amortized over five years.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

[13]         ACQUISITIONS (Continued)

             In October 1994 the Company acquired all of the capital stock of ATAB of Texas, Inc., a corporation engaged in providing engineering services and manufacturing electrical components for transportation vehicles, in exchange for a non-interest bearing $200,000 note payable in ten equal monthly payments. The acquisition was accounted for as a purchase. Goodwill of $190,000 arose from the transaction and is being amortized over five years.

              On December 31, 1994 the Company purchased 100% of the outstanding shares of Camelot Consultants, Inc., a company engaged in owning and leasing buses to third parties and leasing to the Company the premises in Toledo, Ohio and a corporation owned by officers of the Company and their family, for 180,000 shares of preferred stock with the following features: dividends cumulative and payable annually on December 31 at a rate of $1.065 per share; redeemable at the option of the Issuer after January 1, 2000, at a price of $10.00 per share; voting rights at the rate of twenty common stock voting shares per each preferred share. The acquisition was accounted for as a purchase due to the preferred stock issued by the Company. Due to the relationship of the entities, no "step-up in basis" was performed on the assets acquired; the assets were recorded at the net book value on the acquires books, or $680,457 after retirement of the 327,000 shares of the Company's common stock held by the acquiree at the time of the acquisition.

             In June 1995, the Company acquired the capital stock of Avanti Delivery Services, Inc. and Priority Express Service, Inc. for an aggregate of 780,000 shares of Common Stock and, in July 1995, the assets of Falcon Freight, Inc. for $20,000. The acquired companies were all Florida based corporations which collectively operate a package delivery service under the name "Armstrong Freight Service" ("Armstrong"). Further, in July 1995, the Company acquired the capital stock of Trans Lynx Express Inc. ("TLE"), another Florida based company that provides ground transportation of containerized air cargo, for 116,539 shares of common stock. These acquisitions were accounted for as purchases, which resulted in aggregate recorded goodwill of $449,483 for the excess of the purchase price over the fair value of the assets acquired, less liabilities assumed. Goodwill is being amortized over eight years.

             In November 1995, the Company acquired all of the issued and outstanding capital stock of ASI in exchange for 1,800,000 shares of Common Stock. ASI is engaged in designing, manufacturing and selling machinery which folds and tests airbags and assembles airbag modules, for installation in passenger and utility vehicles. ASI holds several design patents on automatic bag folding machinery and the process through which these machines operate. This acquisition was also accounted for as a purchase, which resulted in recorded goodwill of $3,970,072 for the excess of the purchase price over the fair value of the assets acquired, less liabilities assumed. Goodwill is being amortized over eight years.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

[13]         ACQUISITIONS (Continued)

             The purchase price for all acquisitions in 1995 was allocated as follows:

             Property and equipment               $  953,800
             Intangible assets                     4,464,300
             Working capital, net                  3,395,700)
                                                  ----------
                                                  $2,022,400
                                                  ==========

             The following unaudited pro forma statements does not proport to be indicative of the results of operations that would have occurred if U.S. Transportation Systems, Inc. had acquired ASI and Armstrong at the beginning of the periods presented.

                                                                (UNAUDITED)
                         --------------------------------------------------------------------------------------
                                                         Armstrong
                                                          Freight
                             U.S                        Systems and   Total Before
                       Transportation     Automated      Trans Lynx    Pro Forma     Pro Forma
                           Systems      Solutions, Inc.   Express        Before     Adjustments        Total
                       --------------   --------------- -----------   ------------  -----------    ------------

Year Ended
December 31, 1994
- -----------------
Revenue                  $11,818,000    $ 8,766,000     $1,064,000   $21,648,000    $     -        $ 21,648,000
                         -----------    -----------     ----------   -----------    ---------      ------------

Cost of sales                  -          7,197,000         -          7,197,000          -           7,197,000
                         -----------    -----------     ----------   -----------    ---------      ------------

Operating expense         11,913,000      1,686,000      1,067,000    14,666,000          -          15,211,000
                         -----------    -----------     ----------   -----------    ---------      ------------

Net income  (loss)       $   (95,000)   $  (117,000)    $   (3,000)  $  (215,000)   $(545,000)(1)  $   (760,000)
                         ===========    ===========     ==========   ===========    =========      ============

Loss per share                                                                                             (.08)
                                                                                                   ============
Year Ended
December 31, 1995
- -----------------
Revenue                  $15,331,000    $ 6,927,000     $2,053,000   $24,311,000    $     -        $ 24,311,000
                         -----------    -----------     ----------   -----------    -----------    ------------

Cost of sales              1,873,000      6,539,000         -          8,412,000          -           8,412,000

Operating expenses        12,432,000      2,549,000      2,047,000    17,028,000     (1,355,000)     15,673,000
                         -----------    -----------     ----------   -----------    -----------    ------------

Net income  (loss)       $ 1,026,000    $(2,161,000)    $    6,000   $(1,129,000)   $1,355,000(2)  $    226,000
                         ===========    ===========     ==========   ===========    ==========     ============

Earnings per share                                                                                          .02
                                                                                                   ============

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[13]         ACQUISITIONS (Continued)

             (1) The only proforma adjustment for the year ended December 31, 1994 relates to amortization of goodwill.

             (2) The proforma adjustments for the year ended December 31, 1995 consists of the following:

             Amortization of goodwill                            $ (545,000)
             Productive efficiency obtained through
               adequate capitalization                            1,600,000
             Elimination of duplicative administrative
               functions                                            300,000
                                                                 ----------
                                                                 $1,355,000
                                                                 ==========
[14]         DISCONTINUED OPERATIONS

             On December 31, 1993, the Company adopted a formal plan to discontinue its charter bus operations. The Company's charter operations were primarily located in New York, Atlantic City and Toledo. The Company's charter operations had minimal gross profit margins which continued to decrease over the last few years and, in fact, were profitable only when used in conjunction with contract operations. The decision to discontinue the charter segment was, thus, precipitated by management's belief that charter operations no longer represented a profitable segment and that the Company's assets could best be utilized elsewhere.

             During 1994, the Company disposed of its charter operations in New York and New Jersey by selling off assets and transferring assets to other Company locations. Additionally, in 1995 the Company disposed of its charter operations in Florida and Ohio as continuing operations. Assets held for sale at December 31, 1995, is $152,500, representing three highway motorcoaches which the Company anticipates selling for an aggregate amount approximating the balance at December 31, 1995.

             The Company has reclassified the segment's assets (which consist primarily of revenue equipment) which it plans to sell to "Assets Held for Sale". The remainder of the segment's assets will be incorporated into other aspects of the Company's business. Liabilities of the segment can be satisfied utilizing funds generated by the segment during the phase-out period. During the years ended December 31, 1995 and 1994, respectively, the Company increased its reserve for estimated loss on disposal of discontinued operations by $167,199 and $853,480 (net of income tax benefit of $86,000 and $236,189, respectively)

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[14]         DISCONTINUED OPERATIONS (Continued)

as a result of losses from discontinued operations exceeding the Company's previous provision for such losses. The company generated $3,091,000 and $1,452,000 from the sale of assets of the discontinued segment during the years ended December 31, 1995 and 1994, respectively; $2,123,000 and $777,000 in the form of sale-type leases in 1995 and 1994; and $375,000 in two promissory notes. Cash flow from the discontinued segment for the years ended December 31, 1995 and 1994 is as follows:

                                                    1995                 1994
                                                    ----                 ----

    Losses from discontinued operations          $ (410,431)        $(1,334,569)
    Add: Depreciation on assets being used in
      discontinued operations                       208,992             521,932
    Cash proceeds from sale of assets of
      discontinued operations(including
      $410,120 and $246,787 from
      collection of lease receivables)            1,003,620             921,787
                                                 ----------         -----------

    Total Cash Provided from Discontinued
      Operations                                 $  802,181         $   109,150
                                                 ==========         ===========

             Operating results of the Company's charter segment for the twelve months ended December 31, 1995 and 1994 are shown separately in the accompanying statement of operations. Net sales of the Company's charter segment were $1,275,182 and $4,311,291 for the years ended December 31, 1995 and 1994, respectively. Such amounts are not included in net sales in the accompanying "Statements of Operations".

             Interest expense has been allocated to discontinued operations. Interest expense allocated to discontinued operations totals $129,000 and $371,000 in 1995 and 1994, respectively, and is comprised of: 1) interest directly attributed to the discontinued operations; and 2) interest not directly attributed to any operating segment, which amount has been allocated based upon the ratio of net assets of the discontinued operation to the sum of the Company's total net assets.

[15]         FAIR VALUE OF FINANCIAL INSTRUMENTS

             The Company's financial instruments consist primarily of trade receivables and payables, notes receivable and payable, investments in sales-type leases, convertible debentures and related party debt. The book values of trade receivables and payables are considered to be representative of their respective fair values. It was not practicable to estimate the fair value of notes receivable and payable, investments in sales-type leases, convertible debentures and related party debt.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[16]         CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

             The Companies have cash deposits with various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

             The Companies maintain cash funds with a brokerage house. These accounts are insured up to $100,000 by Securities Investor Protection Corporation.

[17]         UNCOMPLETED CONTRACTS

             Costs, estimated earnings and billings on estimated contracts consist of:

             Costs incurred on uncompleted contracts                 $2,002,975
             Estimated earnings                                         939,517
                                                                     ----------
                                                                      2,942,492
             Billings on uncompleted contracts                       (3,053,709)
                                                                     ----------
             Total                                                   $ (111,217)
                                                                     ==========

             Included in the accompanying balance sheet under the following captions:

             Costs and estimated earnings in
               excess of billings                                    $  243,295
             Billings in excess of costs and estimated
               earnings                                                (354,512)
                                                                     ----------
             Total                                                   $ (111,217)
                                                                     ==========

[18]         CONVERTIBLE DEBENTURES AND CONVERTIBLE PREFERRED
             STOCK

             In November 1995, the Company sold an aggregate of $3,150,000 principal amount of 8% convertible debentures for approximately $1,776,000 and in February 1996, the Company sold $300,000 of convertible preferred stock. Each of these transactions were made in reliance upon Regulation S of the Securities Act. The Securities and Exchange Commission (the "Commission"), has taken the position that certain sales of securities pursuant to Regulation S, effected in a manner similar to the sales made by the Company (which includes the sale of a substantial number of shares at a significant discount to the then market price, which shares were resold soon after the 40 day holding period expired), were in fact not made in compliance with such Regulation. Although management believes that its transactions were in compliance with the requirements of Regulation S, there can be no assurance that the Commission will not review such transactions

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[18]         CONVERTIBLE DEBENTURES AND CONVERTIBLE PREFERRED
             STOCK (Continued)

and determine that securities laws have been violated. If this were to occur, the Company could become subject to actions by the Commission which could result in an injunction against the Company from future violations of the federal securities laws and/or fines against the Company. Any such actions by the Commission could have an adverse impact on the Company for which no reserve has been established. In January 1996, the debentures were converted by the holders into 4,522,000 shares of common stock.

[19]         COMMITMENTS AND CONTINGENCIES

             The Company is a party to various matters in litigation. These matters are subject to many uncertainties and the outcome of all individual matters is not predictable. Although the amount of liability at December 31, 1995 with respect to these matters cannot be currently determined, management believes, based upon the advice of legal counsel, that the outcome of such litigation will not have a material adverse affect on the consolidated financial position, operations, cash flow or liquidity of the Company.

             The Company is primarily regulated by the Department of Transportation ("DOT") which sets certain safety standards which must be met by the Company's revenue equipment and sets certain driver requirements. Substantially all of the Company's transportation segment is subject to these regulations.

             At December 31, 1995, the Company has $126,000 of irrevocable standby letters of credit, $50,000 of which is to cover the Company's liability with respect to pending accident claims and $76,000 of which is to collateralize various operational bonds. At December 31, 1995, the Company has recorded a liability of approximately $75,000 with respect to pending accident claims, which amount is included in "Accrued Liabilities", in the accompanying balance sheet. The Company has recorded all contingent liabilities which it believes are likely and measurable and does not anticipate actual losses in these matters to exceed what has been accrued.

             The Company maintains a self-insurance program for that portion of health care costs not covered by insurance. The Company is liable for claims up to $25,000 per family annually, and aggregate claims up to $500,000 annually. Self insurance costs are accrued based upon the aggregate of the liability for reported claims. The company recorded expense in connection with the insurance plan of $480,000 and $297,000 for 1995 and 1994, respectively.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[20]         SUBSEQUENT EVENTS

             On February 23, 1996, the Company purchased certain personal property, intangible assets and contract rights from Krogel Air Freight, Inc. and Krogel Freight Systems of Tampa, Inc. for $150,000 in cash and 110,000 shares of common stock. This acquisition will be accounted for as a purchase.

             The Company has entered into a letter of intent for a public offering of approximately $7,500,000 of common stock. It is anticipated that such offering will be completed during the middle of 1996, although there can be no assurance as to when or if such offering will be completed.