Form 10QSB/A
period 1996-03-31
US TRANSPORTATION SYSTEMS INC
filed 1996-08-08
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB - A


              X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF
                      1934.

                      For the quarterly period ended March 31, 1996.

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF
                      1934.

                      Commission File No. 0-16140

                        U.S. TRANSPORTATION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of the Registrant as specified in Charter)


           Nevada                                      34-1397328
- ------------------------                         ---------------------------
(State of Incorporation)                         (I.R.S. Employer ID Number)

   33 W. Main Street, Suite 205, Elmsford, New York                10523
- -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number including Area Code:  914-345-3339

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                       YES   X         NO
                            ---            ---

As of May 9, 1996, there were 18,447,545 shares of Common Stock, $.01 par value, net of treasury shares.

Transitional Small Business Disclosure Format

                       YES             NO   X
                            ---            ---

                       U. S. TRANSPORTATION SYSTEMS, INC.
                                AND SUBSIDIARIES




                                      Index

                                                                       Page

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $ 1,078,091
   Cash - restricted                                                 167,035
   Accounts receivable, net of allowance for doubtful
      accounts of $321,000                                         3,747,288
   Notes receivable                                                  373,037
   Costs and estimated earnings in excess of billings                483,457
   Net investment in sales-type leases                               586,252
   Inventories                                                       838,773
   Prepaid and other assets                                          758,950
                                                                   ---------
              TOTAL CURRENT ASSETS                                 8,032,883
                                                                   ---------

PROPERTY, PLANT AND EQUIPMENT:
   Revenue equipment - highway coaches                             3,447,394
   Other                                                           3,181,450
                                                                   ---------
              Total - at cost                                      6,628,844

   Less:   Accumulated depreciation                               (2,776,928)
                                                                   ---------

PROPERTY, PLANT AND EQUIPMENT- NET                                 3,851,916

ASSETS HELD FOR SALE                                                  55,953

OTHER ASSETS:
   Net investment in sales-type leases                             2,070,913
   Deferred taxes                                                    750,000
   Goodwill, net of amortization of $423,453                       5,113,191
   Other intangibles, principally operating rights - net
      of amortization of $73,334                                     319,233
   Notes receivable                                                  418,343
   Other assets                                                      748,099
                                                                   ---------
TOTAL OTHER ASSETS                                                 9,419,779
                                                                   ---------
TOTAL ASSETS                                                     $21,360,531
                                                                 ===========


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Cash overdraft                                              $    302,778
   Notes payable                                                  3,519,080
   Accounts payable                                               1,489,320
   Accrued liabilities                                              572,231
   Due to related party                                             263,697
                                                               ------------
TOTAL CURRENT LIABILITIES                                         6,147,106
                                                               ------------

LONG-TERM OBLIGATIONS, NET OF CURRENT
 MATURITIES:
   Notes payable                                                  1,195,904
   Due to related party                                             281,296
                                                               ------------

TOTAL LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                             1,477,200
                                                               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.01 per share,
    redemption value $10.00 per share:
      Authorized - 10,000,000 shares
      Issued and outstanding - 180,000 shares                     1,800,000
   Common stock - par value
   $.01 per share:
      Authorized - 50,000,000 shares
      Issued and outstanding - 18,447,545 shares                    184,475
   Additional paid-in capital                                    18,927,372
   Stock subscription receivable                                   (290,285)
   Deferred compensation                                           (607,292)
   Retained earnings (deficit)                                   (6,278,045)
                                                               ------------
TOTAL  STOCKHOLDERS'  EQUITY                                     13,736,225
                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                      $ 21,360,531
                                                               ============


                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)




                                             1996          1995
                                          -----------    ----------

REVENUES                                  $ 6,516,126    $3,427,311
                                          -----------    ----------

EXPENSES:
   Cost of goods sold                       1,742,564       376,697
   Operating expenses                       2,388,968     1,859,584
   Selling, general and administrative      1,289,529       834,861
   Depreciation and amortization              213,329        31,792
   Amortization of intangible assets          166,535        29,732
   Rent expense                               270,741        70,778
                                          -----------    ----------
TOTAL EXPENSES                              6,071,666     3,203,444
                                          -----------    ----------
INCOME FROM OPERATIONS                        444,460       223,867
                                          -----------    ----------
OTHER INCOME (EXPENSES):
   Interest expense                          (133,550)      (65,955)
   Interest income                             68,711        50,415
   Gain (loss) on sales of assets              50,427       (39,448)
   Other                                       (8,383)        8,113
                                          -----------    ----------
NET OTHER EXPENSES                            (22,795)      (46,875)
                                          -----------    ----------
NET INCOME                                    421,665       176,992

Less:  Preferred dividends                     47,925        47,925
                                          -----------    ----------

NET INCOME APPLICABLE TO COMMON
  SHAREHOLDERS                            $   373,740    $  129,067
                                           ==========     =========

EARNINGS PER COMMON SHARE                 $       .02    $      .02
                                           ==========     =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      16,746,500     7,303,190
                                           ==========     =========


                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                      THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)


                                                           Common Stock              Preferred Stock        Additional
                                                      ----------------------       ---------------------      Paid-In
                                                       Shares      Amount          Shares       Amount        Capital
                                                      ---------     --------       -------    ----------    -----------

Balance, December 31, 1994                            7,333,190     $ 73,332       180,000    $1,800,000    $13,508,983

Preferred stock issuance                                   -            -          170,000     2,040,000     (1,073,524)

Preferred stock conversion                            2,550,000       25,500      (170,000)   (2,040,000)     2,014,500

Restricted stock grant issuance                            -            -             -            -               -

Stock options issued                                       -            -             -            -               -

Preferred dividends                                      57,480          575          -            -               (575)

Common stock issued in connection with
   purchase of Armstrong Freight Express                780,000        7,800          -            -            557,700

Common stock issued in connection with
   purchase of Trans-Lynx Express                       116,539        1,165          -            -             83,325

Common stock issued in connection with
   purchase of Automated Solutions                    1,800,000       18,000          -            -          1,332,000

Common stock issued in exchange for consulting
   services                                             335,000        3,350          -            -            239,275

Common stock issued in connection with
   Contract Settlement                                   50,000          500          -            -             35,750

Stock options exercised                                 370,000        3,700          -            -            247,475

Net income                                                 -            -             -            -               -
                                                     ----------     --------       -------    ----------    -----------

Balance, December 31, 1995 (carried forward)         13,392,209     $133,922       180,000    $1,800,000    $16,944,909
                                                     ===========    ========       =======    ==========    ===========

                          {RESTUBBED FROM ABOVE TABLE]

                                                       Stock Sub-  Deferred        Retained
                                                       scription    Compen-        Earnings
                                                       Receivable   sation         (Deficit)      Total
                                                       ----------  ----------    -------------   ----------

Balance, December 31, 1994                             $    -      $ (811,359)   $  (7,555,263)  $7,015,693

Preferred stock issuance                                    -            -                -         966,476

Preferred stock conversion                                  -            -                -            -

Restricted stock grant issuance                             -         135,667             -         135,667

Stock options issued                                        -          17,188             -          17,188

Preferred dividends                                         -            -            (220,440)    (220,440)

Common stock issued in connection with
   purchase of Armstrong Freight Express                    -            -                -         565,500

Common stock issued in connection with
   purchase of Trans-Lynx Express                           -            -                -          84,490

Common stock issued in connection with
   purchase of Automated Solutions                          -            -                -       1,350,000

Common stock issued in exchange for consulting
   services                                                 -            -                -         242,625

Common stock issued in connection with
   Contract Settlement                                   (36,250)        -                -            -

Stock options exercised                                 (254,035)        -                -          (2,860)

Net income                                                  -            -           1,123,918    1,123,918
                                                       ----------  ----------    -------------   ----------

Balance, December 31, 1995 (carried forward)           $(290,285)  $ (658,504)   $  (6,651,785)  $11,278,257
                                                       =========   ==========    =============   ===========

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONCLUDED)
                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                      THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)



                                                            Common Stock             Preferred Stock        Additional
                                                      ----------------------       ---------------------     Paid-In
                                                        Shares      Amount         Shares       Amount       Capital
                                                      ----------    --------       -------    ----------    -----------

Balance, December 31, 1995 (brought forward)          13,392,209    $133,922       180,000    $1,800,000    $16,944,909

Preferred stock issuance                                   -            -              300       300,000        (43,272)

Preferred dividends                                        -            -             -            -               -

Debentures converted into common stock                 4,522,002      45,220          -            -          1,731,068

Preferred stock conversion                               533,334       5,333          (300)     (300,000)       294,667

Restricted stock grant issuance                            -            -             -            -               -

Stock options issued                                       -            -             -            -               -

Repurchase of common stock                              (110,000)     (1,100)         -            -            (81,400)

Common stock issued in connection with
   purchase of Krogel                                    110,000       1,100          -            -             81,400

Net income                                                 -            -             -            -               -
                                                      ----------    --------       -------    ----------    -----------

Balance, March 31, 1996                               18,447,545    $184,475       180,000    $1,800,000    $18,927,372
                                                      ==========    ========       =======    ==========    ===========


                          [RESTUBBED FROM ABOVE TABLE]

                                                     Stock Sub-   Deferred        Retained
                                                     scription     Compen-        Earnings
                                                     Receivable     sation        (Deficit)      Total
                                                      ---------   ----------    -------------   -----------

Balance, December 31, 1995 (brought forward)          $(290,285)  $ (658,504)   $  (6,651,785)  $11,278,257

Preferred stock issuance                                   -            -                -          256,728

Preferred dividends                                        -            -             (47,925)      (47,925)

Debentures converted into common stock                     -            -                -        1,776,288

Preferred stock conversion                                 -            -                -             -

Restricted stock grant issuance                            -          37,844             -           37,844

Stock options issued                                       -          13,368             -           13,368

Repurchase of common stock                                 -            -                -          (82,500)

Common stock issued in connection with
   purchase of Krogel                                      -            -                -           82,500

Net income                                                 -            -             421,665       421,665
                                                      ---------   ----------    -------------   -----------

Balance, March 31, 1996                               $(290,285)  $ (607,292)   $  (6,278,045)  $13,736,225
                                                      =========   ==========    =============   ===========

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)



                                                                                        1996                     1995
                                                                                   --------------           --------------
OPERATING ACTIVITIES:

Net income from continuing operations                                                    $373,740                 $129,067
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
    Depreciation and amortization                                                         379,864                   61,524
    (Gain) loss on sale of assets                                                         (50,427)                  39,448
    Change in assets and liabilities:
       Accounts receivable                                                               (896,430)                  52,623
       Inventories                                                                        138,130                  (97,450)
       Other receivables                                                                   (6,367)                  39,390
       Costs and estimated earnings in excess
          of billings                                                                    (240,162)                   -
       Prepaid and other assets                                                            34,799                  (59,205)
       Accounts payable                                                                  (384,042)                (109,163)
       Billings in excess of costs and estimated
          earnings                                                                       (354,512)                   -
       Dividends payable on preferred stock                                                47,925                   47,925
       Accrued liabilities                                                                (93,842)                 114,786
                                                                                   --------------           --------------
Net cash provided by (used in) continuing
 operations                                                                            (1,051,324)                 218,945
                                                                                   --------------           --------------

Discontinued operations:
    Adjustments - change in net assets and liabilities
       of discontinued operations and net cash
       provided by (used in) discontinued operations                                       96,547                 (204,943)
                                                                                   --------------           --------------

NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES
    (CARRIED FORWARD)                                                                   $(954,777)                 $14,002
                                                                                   --------------           --------------




                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)



                                                                                        1996                     1995
                                                                                   --------------           --------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES
    (BROUGHT FORWARD)                                                                   $(954,777)                 $14,002

INVESTING ACTIVITIES:
    Capital expenditures                                                                   (1,775)                 (56,411)
    Acquisition of intangible assets                                                     (150,000)                   -
    Proceeds from sale of assets                                                            -                      410,163
    Transfers to restricted cash                                                           (1,282)                  (2,281)
    Advances on notes and leases receivable                                               (25,000)                   -
    Collections of notes and leases receivable                                            112,184                  156,563
    Other                                                                                 (13,297)                  25,964
                                                                                   --------------           --------------
NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                                                                  (79,170)                 533,998
                                                                                   --------------           --------------

FINANCING ACTIVITIES:
    Principal payments to related party                                                  (105,227)                   -
    Cash overdraft                                                                        302,778                  (35,571)
    Proceeds from issuance of preferred stock                                             256,728                1,555,933
    Borrowings on debt                                                                  2,221,950                2,045,563
    Principal payments on long-term debt                                               (2,291,980)              (2,510,503)
                                                                                   --------------           --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 384,249                1,055,422
                                                                                   --------------           --------------

NET (DECREASE) INCREASE IN CASH                                                          (649,698)               1,603,422

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                                   1,727,789                    -
                                                                                   --------------           --------------

CASH AND CASH EQUIVALENTS, END
    OF PERIOD                                                                          $1,078,091               $1,603,422
                                                                                   --------------           --------------


                See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                  1996                 1995
                                             --------------       --------------
Cash paid during the period for:
   Interest                                  $      135,000       $      151,000



                   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                            AND FINANCING ACTIVITIES

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

             During the three months ended March 31, 1996 and 1995, the Company accrued $47,925 of preferred dividends in both periods.

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

Note 2 -     Reclassification

             The March 1995 financial statements have been restated to conform to the current presentation.

Note 3 -     Convertible Debentures and Convertible Preferred Stock

             In November 1995, the Company sold an aggregate of $3,150,000 principal amount of 8% convertible debentures for approximately $1,776,000 and in February 1996, the Company sold $300,000 of convertible preferred stock. Each of these transactions were made in reliance upon Regulation S of the Securities Act. The Securities and Exchange Commission (the "Commission"), has taken the position that certain sales of securities pursuant to Regulation S, effected in a manner similar to the sales made by the Company (which includes the sale of a substantial number of shares at a significant discount to the them market price, which shares were resold soon after the 40 day holding period expired), were in fact not made in compliance with such Regulation. Although management believes that its transactions were in compliance with the requirements of Regulations S, there can be no assurance that the Commission will not review such transactions and determine that securities laws have been violated. If this were to occur, the Company could become subject to actions by the Commission which could result in an injunction against the Company from future violations of the federal securities laws and/or fines against the Company. Any such actions by the Commission could have an adverse impact on the Company for which no reserve has been established. In January 1996, the debentures were converted by the holders into 4,522,000 shares of common stock.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





Note 4 -     Capitalization

             On February 21, 1996, the Board of Directors approved an increase in the authorized common stock shares from 20,000,000 to 50,000,000 shares.

Note 5 -     Acquisition

             On February 23, 1996, the Company purchased certain personal property, intangible assets and contract rights from Krogel Air Freight, Inc. and Krogel Freight Systems of Tampa, Inc. for $150,000 in cash and 110,000 shares of common stock. This acquisition was accounted for as a purchase.

Note 6 -     Subsequent Events

             On April 18, 1996, the Company issued $1,200,000 of 5% subordinated promissory notes and bridge units. Simultaneously with the issuance of this note, the holder hereof is entitled to receive such number of shares of the Company's common stock and common stock purchase warrants, as equals (a) 35% of the principal amount of this note, divided by the lesser of the closing high bid price of the common stock (the "Bid Price") on the day on which a registration statement pursuant to the Securities Act of 1993, registering such Unit Securities is declared effective, or the price of the units to be sold by the Company in its proposed secondary public offering pursuant to such registration statement, if such effective date shall occur on or prior to four months from the final closing; or (b) 40% of the principal amount of this note divided by the lesser of the Bid Price or the offering price on the effective date, if such effective date shall occur between five months and seven months from the final closing; or (c) 50% of the principal amount of this note divided by the lesser of the Bid Price or the offering price on the effective date, if such effective date shall occur on or after the end of seven months from the final closing. In the event that either (a) these notes have not been paid on or prior to the maturity date; or (b) the unit securities have not been registered by on or prior to the end of seven months from the final closing, then, at the sole option of the holder of this note, the entire principal amount of this note may be converted into such number of shares of common stock and warrants as equals the principal amount of this note, divided by 50% of the Bid Price on the day prior to the effective date.

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




Results of Operations

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

Liquidity and Capital Resources

             The Company's working capital of $1,885,777 at March 31, 1996 represented an increase of $469,516 from the Company's working capital of $1,416,261 at December 31, 1995. This improvement is chiefly the result of the Company's operation in the quarter.

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

                           PART II - OTHER INFORMATION



Item 6.      Exhibit

             15.1  Letter on Unaudited Interim Financial Information

                        U.S. TRANSPORTATION SYSTEMS, INC.
                                AND SUBSIDIARIES




                                   Signatures



             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf on August 7, 1996 by the undersigned, thereunto duly authorized.

                                  U.S. TRANSPORTATION SYSTEMS, INC.



                                  /s/ Michael Margolies
                                  ----------------------------------
                                  MICHAEL MARGOLIES
                                  CHIEF EXECUTIVE OFFICER



                                  /s/ Terry A. Watkins
                                  ----------------------------------
                                  TERRY A. WATKINS
                                  CHIEF FINANCIAL OFFICER