Form 10QSB/A
period 1995-06-30
US TRANSPORTATION SYSTEMS INC
filed 1996-08-19
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                 FORM 10-QSB - A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1995.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Commission File No. 0-16140




                        U.S. TRANSPORTATION SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of the Registrant as specified in Charter)


           Nevada                                          34-1397328
- -------------------------                          --------------------------
(State of Incorporation)                           (I.R.S. Employer ID Number)

             33 W. Main Street, Suite 205, Elmsford, New York 10523
- --------------------------------------------------------------------------------
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


                               YES __X__ NO _____


As of May 9, 1996, there were 18,447,545 shares of Common Stock, $.01 par value, net of treasury shares.

Transitional Small Business Disclosure Format


                               YES _____ NO __X__

                       U. S. TRANSPORTATION SYSTEMS, INC.
                                AND SUBSIDIARIES




                                      Index

                                                                        Page
                                                                        ----

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheet as of June 30, 1995             3-4

              Consolidated Statements of Income for the Six
                 Months Ended June 30, 1995 and 1994                     5

              Consolidated Statements of Income for the Three
                 Months Ended June 30, 1995 and 1994                     6

              Consolidated Statements of Stockholders' Equity for
                 the Year Ended December 31, 1994 and the
                 Six Months Ended June 30, 1995                          7-8

              Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1995 and 1994                 9-10

              Notes to Consolidated Financial Statements                11-13

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    14-15

PART II.      OTHER INFORMATION

Signatures                                                              16

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1995


                                     ASSETS
Current assets:
   Cash and cash equivalents                                     $  1,231,724
   Cash - restricted                                                  100,303
   Accounts receivable, net of allowance for doubtful
      accounts of $442,000                                          1,927,637
   Other receivables                                                  235,768
   Net investment in sales-type leases                                402,037
   Inventories                                                        470,660
   Deferred taxes                                                     300,000
   Prepaid and other assets                                           946,792
                                                                -------------
              Total current assets                                  5,614,921

Property, plant and equipment:
   Revenue equipment - highway coaches                              1,064,074
   Revenue equipment - other                                        2,092,227
   Other                                                            1,889,418
                                                                -------------

              Total - at cost                                       5,045,719

   Less:   Accumulated depreciation                                 2,574,351
                                                                -------------

Property, plant and equipment - net                                 2,471,368

Assets held for resale                                              2,088,962

Other assets:
   Net investment in sales-type leases                              1,400,306
   Other receivables                                                  389,946
   Other assets                                                       249,628
   Cash - restricted                                                   86,766
   Goodwill, net of amortization of $137,209                        1,090,623
   Other intangibles, principally operating rights - net
      of amortization of $68,835                                      316,090
                                                                -------------

              Total other assets                                    3,533,359
                                                                -------------

Total assets                                                      $13,708,610
                                                                =============




                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1995



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                 $  786,993
   Accounts payable                                                 443,384
   Other current liabilities                                        656,957
   Due to related party                                             658,384
                                                              -------------
              Total current liabilities                           2,545,718

Long-term obligations, net of current maturities:
   Notes payable                                                  2,182,138
   Due to related party                                              76,276
                                                              -------------
              Total long-term obligations, net of
                current maturities                                2,258,414

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share:
      Authorized - 20,000,000 shares
      Issued and outstanding - 8,133,190 shares                      81,132
   Preferred stock, par value $.01 per share:
      Authorized - 10,000,000 shares
      Outstanding - 350,000 shares                                3,840,000
   Additional paid-in capital                                    12,993,159
   Deferred compensation                                           (734,932)
   Accumulated deficit                                           (7,274,881)
                                                              -------------
              Total stockholders' equity                          8,904,478
                                                              -------------
Total liabilities and stockholders'  equity                   $  13,708,610
                                                              =============





                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Six Months Ended June 30, 1995 and 1994




                                                       1995             1994
                                                  -------------    ------------

Revenues                                            $ 7,086,473     $ 5,637,290
                                                    -----------     -----------

Expenses:
   Cost of goods sold                                   797,829            --
   Operating expenses                                 3,656,020       3,539,823
   Selling, general and administrative                1,682,526       1,324,161
   Depreciation                                         181,626         249,936
   Amortization of intangible assets                     51,113          24,460
   Rent expense                                         109,547         107,172
                                                    -----------     -----------

               Total expenses                         6,478,661       5,245,552
                                                    -----------     -----------

Income from operations                                  607,812         391,738
                                                    -----------     -----------

Other income (expenses):
   Interest expense                                    (151,955)        (93,066)
   Interest income                                       98,137          67,565
   Gain (loss) on sales of assets                      (157,060)         26,500
   Other                                                  8,038          93,433
               Net other expenses                      (202,840)         94,432
                                                    -----------     -----------

Net income                                              404,972         486,170

Less:  Preferred dividends                               95,850            --
                                                    -----------     -----------

Net income applicable to common shareholders        $   309,122     $   486,170
                                                    ===========     ===========

Earnings per common share                           $      0.05     $      0.08
                                                    ===========     ===========

Weighted average common shares outstanding            6,855,252       6,166,702
                                                    ===========     ===========



                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
               For the Three Months Ended June 30, 1995 and 1994



                                                       1995             1994
                                                  -------------    ------------

Revenues                                            $ 3,659,162     $ 2,942,858
                                                    -----------     -----------

Expenses:
   Cost of goods sold                                   421,132            --
   Operating expenses                                 1,796,436       1,924,448
   Selling, general and administrative                  847,665         636,566
   Depreciation                                         149,834         142,377
   Amortization of intangible assets                     21,381          12,230
   Rent expense                                          38,768          26,831
                                                    -----------     -----------
               Total expenses                         3,275,216       2,742,452
                                                    -----------     -----------
Operating income                                        383,946         200,406
                                                    -----------     -----------

Other income (expenses):
   Interest expense                                     (85,999)        (50,998)
   Interest income                                       47,722          31,748
   Gain (loss) on sales of assets                      (117,612)         24,000
   Other                                                    (75)         84,294
                                                    -----------     -----------
               Net other expenses                      (155,964)         89,044
                                                    -----------     -----------

Net income                                              227,982
                                                                        289,450

Less:  Preferred dividends                               47,925            --
                                                    -----------     -----------
Net income applicable to common shareholders        $   180,057     $   289,450
                                                    ===========     ===========
Earnings per common share                           $      0.02     $      0.05
                                                    ===========     ===========
Weighted average common shares outstanding            7,257,314       6,166,702
                                                    ===========     ===========



                See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                    For the Year Ended December 31, 1994 and
                       the Six Months Ended June 30, 1995

                                                   Common Stock                     Preferred Stock
                                              ---------------------------        -------------------------
                                                Shares           Amount           Shares           Amount
                                              -----------       ---------        ---------        --------
Balance, December 31, 1993                      6,153,240      $   61,532            -          $    -
- --------------------------

Net proceeds from warrants exercised               17,950             180            -               -

Common stock issued in connection with
   purchase of Suncoast Transportation            375,000           3,750            -               -

Preferred stock issued in connection with
   purchase of Camelot Consultants, Inc.         (327,000)         (3,270)         180,000       1,800,000

Restricted stock grant issuance                 1,100,000          11,000            -               -

Stock options issued                                -               -                -               -

Other                                              14,000             140            -               -

Net income                                          -               -                -               -
                                            -------------      ----------    -------------      ----------

Balance, December 31, 1994
  (carried forward)                             7,333,190      $   73,332          180,000      $1,800,000
                                            -------------      ----------    -------------      ----------

                                                  Additional     Deferred        Retained
                                                   Paid-In       Compen-         Earnings
                                                   Capital        sation         (Deficit)            Total
                                                -------------   -----------    -------------      ---------

Balance, December 31, 1993                      $13,610,693     $     -        $  (7,460,268)     $  6,211,957
- --------------------------

Net proceeds from warrants exercised                 44,695           -                -                44,875

Common stock issued in connection with
   purchase of Suncoast Transportation              114,632           -                -               118,382

Preferred stock issued in connection with
   purchase of Camelot Consultants, Inc.         (1,116,273)          -                -               680,457

Restricted stock grant issuance                     814,000        (780,803)           -                44,197

Stock options issued                                 34,376         (30,556)           -                 3,820

Other                                                 6,860           -                -                 7,000

Net income                                            -               -              (94,995)          (94,995)
                                                -----------     -----------    -------------      ------------

Balance, December 31, 1994
  (carried forward)                             $13,508,983     $  (811,359)   $  (7,555,263)     $  7,015,693
                                                -----------     -----------    -------------      ------------

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Concluded)
                    For the Year Ended December 31, 1994 and
                       the Six Months Ended June 30, 1995

                                                   Common Stock                     Preferred Stock
                                              ---------------------------        -------------------------
                                                Shares           Amount           Shares           Amount
                                              -----------       ---------        ---------        --------
Balance, December 31, 1994
   (brought forward)                            7,333,190      $   73,332          180,000      $1,800,000

Preferred stock issuance                            -               -              170,000       2,040,000

Restricted stock grant issuance                     -               -                -               -

Stock options issued                                -               -                -               -

Preferred dividends                                 -               -                -               -

Common stock issued in connection with
   purchase of Armstrong Freight Express          780,000           7,800            -               -

Net income                                          -               -                -               -
                                            -------------      ----------    -------------      ----------
Balance, June 30, 1995                          8,113,190      $   81,132          350,000      $3,840,000
                                            =============      ==========    =============      ==========

                                                Additional     Deferred        Retained
                                                 Paid-In       Compen-         Earnings
                                                 Capital        sation         (Deficit)            Total
                                              -------------   -----------    -------------      ---------
Balance, December 31, 1994
   (brought forward)                          $13,508,983     $  (811,359)   $  (7,555,263)     $  7,015,693

Preferred stock issuance                       (1,073,524)          -                -               966,476

Restricted stock grant issuance                     -              67,833            -                67,833

Stock options issued                                -               8,594            -                 8,594

Preferred dividends                                 -               -             (124,590)         (124,590)

Common stock issued in connection with
   purchase of Armstrong Freight Express          557,700           -                -               565,500

Net income                                          -               -              404,972           404,972
                                              -----------     -----------    -------------      ------------

Balance, June 30, 1995                        $12,993,159     $  (734,932)   $  (7,274,881)     $  8,904,478
                                              ===========     ===========    =============      ============

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994

                                                            1995         1994
                                                         ---------   ----------
Operating activities:
   Income from continuing operations                     $ 404,972   $  486,170
   Adjustments:
       Depreciation                                        232,739      274,396
       Gain on investment                                     --        (93,433)
       Gain on sale of assets                              157,060      (26,500)
       Change in assets and liabilities:
          Accounts receivable                              149,756     (326,713)
          Inventory                                        (74,479)     (39,267)
          Notes receivable                                   7,783        3,151
          Prepaid and other assets                        (197,408)    (362,505)
          Accounts payable                                (295,747)     (34,176)
          Accrued liabilities                              (77,704)      66,138
                                                         ---------   ----------
            Net cash provided by (used in) continuing
              operations                                   306,972      (52,739)
                                                         ---------   ----------

Discontinued operations:
   Adjustments:
       Changes in net assets and liabilities and net cash
          provided by (used in) discontinued operations   (289,046)     779,724
                                                         ---------   ----------

Net cash provided by operating activities                   17,926      726,985
                                                         ---------   ----------

Investing activities:
   Capital expenditures                                   (154,196)    (486,110)
   Proceeds from sale of assets                            798,922       26,500
   Transfers to restricted cash                             (4,590)     (20,000)
   Advances on notes                                      (252,405)    (698,819)
   Collections of notes and leases receivable              357,824      228,111
   Other                                                   (35,542)     (79,150)
                                                         ---------   ----------
            Net cash provided by (used in) investing
              activities                                   710,013   (1,029,468)
                                                         ---------   -----------

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
                 For the Six Months Ended June 30, 1995 and 1994


                                                              1995            1994
                                                          -----------       --------
Financing activities:
   Principal payments to related party                    $  (100,000)   $  (179,708)
   Advances from related party                                134,875           --
   Bank overdraft                                             (35,570)          --
   Proceeds from preferred issuance                         1,555,933           --
   Borrowings on debt                                       4,301,528         (7,397)
   Proceeds from warrants exercised                              --           44,875
   Principal payments on debt                              (5,352,981)      (201,075)
                                                          -----------    -----------
           Net cash provided by (used in) financing
             activities                                       503,785       (343,305)
                                                          -----------    -----------

Net increase (decrease) to cash and cash equivalents        1,231,724       (645,788)

Cash and cash equivalents, beginning of year                     --          743,034
                                                          -----------    -----------

Cash and cash equivalents, end of period                  $ 1,231,724    $    97,246
                                                          ===========    ===========

              Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
   Interest                                               $   210,000     $   264,000
                                                          ===========     ===========


                 Supplemental Schedule of Non-Cash Investing and
                              Financing Activities

          During the six months ended June 30, 1995, the Company sold buses in exchange for $898,118 of sales-type financing leases receivable.

          During the six months ended June 30, 1995, the Company purchased $149,137 of school buses through the issuance of debt.

          In March 1995, the Company sold a substantial portion of the assets of Suncoast Transportation for $25,000 cash and a promissory note of $175,000.

          On June 30, 1995, the Company acquired 100% of the outstanding stock of Priority Express Service, Inc. and Avante Delivery Service, Inc. in exchange for 780,000 shares of common stock.


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Note 1 - Management's Representation

         In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of U.S. Transportation Systems, Inc. and Subsidiaries and the results of their operations and their cash flows for the six months ended June 30, 1995 and 1994, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit that fair presentation has been made. Certain information and footnote disclosures normally required by financial accounting principles has been condensed or omitted. It is suggested that these statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Form 10-KSB report. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

Note 2 - Discontinued Operations

         On December 31, 1993, the Company adopted a formal plan to discontinue its charter bus operations, which plan will be completed by October 31, 1995. The Company's charter operations were primarily located in New York, Atlantic City and Toledo. The Company's charter operations have had minimal gross profit margins which have continued to decrease over the last few years and, in fact, were profitable only when used in conjunction with contract operations. The Company is confident that some aspects of these charter operations can be sold as continuing businesses. In any case, where the charter operations cannot be sold as a continuing business, it is the Company's intent to sell the assets of the discontinued operations as a group or individually. The Company has reclassified the segment's net assets (which consist primarily of revenue equipment) which it plans to sell. The Company generated $1,254,000 from the disposal of the assets of the discontinued operations during the six months ended June 30, 1995, $822,800 in the form of sale-type leases.

          Net sales of the Company's charter segment were $731,000 and $2,013,000 for the six months ended June 30, 1995 and 1994, respectively. Such amounts are not included in net sales in the accompanying statements of operations.

         Interest expense has been allocated to discontinued operations. Interest expense allocated to discontinued operations totals $127,000 in 1995 and $175,000 in 1994 and is made up of: 1) interest directly attributable to the discontinued operations; and (2) interest not directly attributable to any operating segment, which amount has been allocated based upon the ratio of net assets of the discontinued operation to the sum of the Company's total net assets.

Note 3 - Secondary Offerings

             In February 1995, the Company completed an underwriting consisting of 170,000 preferred stock units. Each unit consists of one share of Series A Cumulative Convertible Redeemable Preferred Stock, and one Redeemable Class A Warrant. The Preferred Stock is convertible at a rate of 15 shares for every share of Preferred Stock, subject to adjustment in certain events. The Preferred Stock will be automatically converted into Common Stock at a rate of 12 shares of Common Stock for each share of Preferred Stock, subject to adjustment, either
(1) on February 21, 1998; or (2) if the closing price of the Common Stock exceeds $1.75 for five consecutive trading days. Each Class A warrant entitles the holder to purchase one share of the Company's Common Stock and one Redeemable Class B Common Stock Purchase Warrant ("Class B Warrant"), at an exercise price of $1.35. Class A Warrants expire on August 20, 1996, unless the Company modifies the Class A Warrants to also permit exercise from August 21, 1996 through February 20, 1998 at $1.60 per share. Each Class B Warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $1.65. Class B Warrants expire on February 20, 1997 unless the Company modifies the Class B Warrants to permit exercise from February 21, 1997 through February 21, 1999 at $2.00 per share. At any time that the Class A and Class B Warrants (collectively, the "Warrants") are exercisable, the Warrants are also subject to redemption by the Company on not less than 30 days notice at $.01 per Warrant, provided the average closing price of the Company Stock exceeds $1.75 per share for five consecutive trading days. Dividends on the Preferred Stock are cumulative from the date of issue and are payable semi-annually. During the first year the Company will pay total dividends on each share of Preferred Stock equal to $.60 cash plus up to 1.2 shares of Common Stock, provided that the value of the stock dividend will not exceed $1.20 per annum, based on 100% of the average closing price of the Common Stock as reported for the ten trading days before the record dates for the dividends. During subsequent years, the Company may either pay an annual dividend equal to $.60 in cash and up to 1.2 shares of Common Stock or, at the Company's discretion, no cash and up to 1.8 shares of Common Stock, provided that the value of the stock dividend will not exceed $1.20 or $1.86 2/3 per annum, depending on which option the Company chooses. Between August 21, 1996 and February 20, 1998, the Preferred Stock is redeemable by the Company, in whole or in part, at $12.60 in cash per share, at which time the Company would be required to pay any dividends which had accrued but not been paid through the date of the redemption. In the event of the liquidation of the Company, holders of the Preferred Stock will be entitled to a liquidation preference of $12.00 per share, plus any accrued but unpaid dividends. Holders of the Preferred Stock will not have any voting rights.

Note 4 - Acquisitions

             In June 1995, the Company acquired 100% of the outstanding common stock of Priority Express Service, Inc. and Avanti Delivery Service, Inc., subsequently merged and operated under the assumed name of Armstrong Freight Services ("Armstrong"), for 780,000 shares of stock. The Company has accounted for this acquisition using the purchase method of accounting.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Six Months Ended June 30, 1995 vs.
                         Six Months Ended June 30, 1994




Results of Operations

          The Company's revenue for the first six months of 1995 increased significantly from the same period in 1994, from $5,637,290 in 1994 to $7,086,473 in 1995, i.e., by 20%. This increase substantially resulted from the acquisition of ATAB of Texas, Inc. in October 1994.

          The Company acquired Armstrong, a package delivery service operating in the state of Florida, on June 30, 1995. Armstrong's revenue for the six months ended June 30, 1995 was $938,399. The Company acquired assets, chiefly accounts receivable and vehicles, with a book value of $385,640, and acquired liabilities, chiefly accounts payable and vehicle debt, of $174,728. The Company recorded goodwill of $330,416 as a result of the acquisition.

          At the end of 1993, the Company's Board of Directors decided to terminate the Company's charter bus operations. Charter operations had produced very small profit margins in recent years and only when undertaken in conjunction with contract operations. Management determined, in the face of dwindling margins, that the Company's assets could be better utilized. Accordingly, net assets and liabilities of the discontinued segment with a net book value of $2,088,962 at June 30, 1995, have been reclassified as "Assets Held for Resale," and the revenues and expenses of the Company's charter operations have been eliminated from the Company's 1995 and 1994 Statements of Operations. During the six months ended June 30, 1995 and 1994, net losses from charter bus operations totalled $317,536 and $547,426, respectively.

Liquidity and Capital Resources

          The Company's working capital of $3,069,206 at June 30, 1995 represented an increase of $1,195,796 from the Company's working capital of $1,873,410 at June 30, 1994. This improvement is chiefly the result of the Company's secondary offering in February 1995.

          Cash flow from both continuing operations and discontinued operations was positive during the first six months. The Company anticipates positive cash flow from continuing operations in the foreseeable future. Further, the Company anticipates that cash flow from the discontinued charter segment will continue to be positive as the Company disposes of this segment's assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Six Months Ended June 30, 1995 vs.
                         Six Months Ended June 30, 1994




Liquidity and Capital Resources (Continued)

          The Company has no significant commitments at this time which would require it to expend capital and believes its current facilities and capital equipment are adequate for the Company as currently structured.

                        U.S. TRANSPORTATION SYSTEMS, INC.
                                AND SUBSIDIARIES




                                   Signatures



             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf on August 14, 1996 by the undersigned, thereunto duly authorized.

                                   U.S. TRANSPORTATION SYSTEMS, INC.



                                   /s/ Michael Margolies
                                   -----------------------------------
                                   MICHAEL MARGOLIES
                                   CHIEF EXECUTIVE OFFICER



                                   /s/ Terry A. Watkins
                                   -----------------------------------
                                   TERRY A. WATKINS
                                   CHIEF FINANCIAL OFFICER