Form 10QSB
period 1996-06-30
US TRANSPORTATION SYSTEMS INC
filed 1996-08-19
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                   FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Commission File No. 0-16140


                        U.S. TRANSPORTATION SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of the Registrant as specified in Charter)


           Nevada                                           34-1397328
- ------------------------                             --------------------------
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

                                YES __X__ NO_____

As of May 9, 1996, there were 18,447,545 shares of Common Stock, $.01 par value, net of treasury shares.

Transitional Small Business Disclosure Format

                                YES _____ NO__X__

                       U. S. TRANSPORTATION SYSTEMS, INC.
                                AND SUBSIDIARIES




                                      Index

                                                                         Page
                                                                         ----

PART I.         FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

                Consolidated Balance Sheet as of June 30, 1996 3-4

                Consolidated Statements of Income for the Six
                   Months Ended June 30, 1996 and 1995                    5

                Consolidated Statements of Income for the Three
                   Months Ended June 30, 1996 and 1995                    6

                Consolidated Statements of Stockholders' Equity for
                   the Year Ended December 31,  1995 and the
                   Six Months Ended June 30, 1996                       7-8

                Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 1996 and 1995             9-12

                Notes to Consolidated Financial Statements 13-14

Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   15

PART II.        OTHER INFORMATION

Signatures                                                               16

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1996


                                     ASSETS
Current assets:
         Cash and cash equivalents                                  $  1,427,404
         Cash - restricted                                               147,178
         Accounts receivable, net of allowance for doubtful
                  accounts of $321,000                                 3,896,922
         Notes receivable                                                343,374
         Net investment in sales-type leases                             571,810
         Inventories                                                     920,189
         Costs and estimated earnings in excess of billings            1,115,060
         Prepaid and other assets                                        829,491
                                                                     -----------
                 Total current assets                                  9,251,428

Property, plant and equipment:
         Revenue equipment - highway coaches                           7,740,064
         Other                                                         2,989,831
                                                                     -----------
                 Total - at cost                                      10,729,895

         Less:   Accumulated depreciation                              2,972,890

Property, plant and equipment - net                                    7,757,005

Assets held for resale                                                    55,953

Other assets:
         Net investment in sales-type leases                           2,019,898
         Goodwill, net of accumulated amortization of $587,298         4,949,346
         Other intangible assets, principally operating rights - net
                  of accumulated amortization of $80,621                 386,946
         Notes receivable                                                385,077
         Deferred taxes                                                  750,000
         Other assets                                                  1,511,115
                                                                     -----------
                 Total other assets                                   10,002,382
                                                                     -----------

Total assets                                                         $27,066,768
                                                                     ===========


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1996



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                   $ 1,056,578
   Notes payable                                                      4,713,633
   Accounts payable                                                   1,544,397
   Accrued liabilities                                                  629,453
   Billings in excess of costs and estimated earnings                   128,551
   Due to related party                                                 429,960
                                                                    -----------
              Total current liabilities                               8,502,572

Long-term obligations, net of current maturities:
   Notes payable                                                      2,984,348
   Due to related party                                                 258,956
                                                                    -----------
              Total long-term obligations, net of current
                maturities                                            3,243,304

Commitments and contingencies

Stockholders' equity:
   Preferred stock - par value $.01 per share, redemption value
    $10.00 per share:
      Authorized - 10,000,000 shares
      Issued and outstanding - 180,000 shares                         1,800,000
   Common stock - par value $.01 per share:
      Authorized - 50,000,000 shares
      Issued and outstanding - 19,357,545 shares                        193,575
   Additional paid-in capital                                        19,882,272
   Stock subscription receivable                                        (37,785)
   Deferred compensation                                               (604,018)
   Accumulated deficit                                               (5,913,152)
                                                                   ------------
              Total stockholders' equity                             15,320,892
                                                                   ------------

Total liabilities and stockholders' equity                         $ 27,066,768
                                                                   ============


                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 For the Six Months Ended June 30, 1996 and 1995





                                                           1996           1995
                                                          ------        -------

Revenues                                               $13,718,768   $7,086,473
                                                       -----------   ----------

Expenses:
   Cost of goods sold                                    3,673,512      797,829
   Operating expenses                                    5,007,902    3,656,020
   Selling, general and administrative                   2,720,917    1,682,526
   Depreciation                                            499,657      181,626
   Amortization of intangible assets                       337,666       51,113
   Rent expense                                            535,865      109,547
                                                       -----------   ----------
               Total expenses                           12,775,519    6,478,661
                                                       -----------   ----------

Income from operations                                     943,249      607,812
                                                       -----------   ----------

Other income (expenses):
   Interest expense                                       (280,893)    (151,955)
   Interest income                                         134,882       98,137
   Gain (loss) on sales of assets                           55,828     (157,060)
   Other                                                   (18,583)       8,038
                                                       -----------   ----------
               Net other expenses                         (108,766)    (202,840)
                                                       -----------   ----------

Net income                                                 834,483      404,972

Less:  Preferred dividends                                  95,850       95,850
                                                       -----------   ----------

Net income applicable to common shareholders             $ 738,633    $ 309,122
                                                         =========    =========

Earnings per common share                                   $  .04       $  .05
                                                         =========    =========

Weighted average common shares outstanding              17,708,489    6,855,252
                                                        ==========    =========


                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 1996 and 1995


                                                           1996           1995
                                                          ------        -------

Revenues                                               $ 7,202,642  $ 3,659,162
                                                       -----------  -----------

Expenses:
   Cost of goods sold                                    1,930,948      421,132
   Operating expenses                                    2,618,934    1,796,436
   Selling, general and administrative                   1,431,388      847,665
   Depreciation                                            286,328      149,834
   Amortization of intangible assets                       171,131       21,381
   Rent expense                                            265,124       38,768
                                                       -----------  -----------
               Total expenses                            6,703,853    3,275,216
                                                       -----------  -----------

Operating income                                           498,789      383,946
                                                       -----------  -----------

Other income (expenses):
   Interest expense                                       (147,343)     (85,999)
   Interest income                                          66,171       47,722
   Gain (loss) on sales of assets                            5,401     (117,612)
   Other                                                   (10,200)         (75)
                                                       -----------  -----------
               Net other expenses                          (85,971)    (155,964)
                                                       -----------  -----------

Net income                                                 412,818      227,982

Less:  Preferred dividends                                  47,925       47,925
                                                       -----------  -----------

Net income applicable to common shareholders             $ 364,893    $ 180,057
                                                         =========    =========

Earnings per common share                                   $ 0.02       $ 0.02
                                                         =========    =========

Weighted average common shares outstanding              18,670,478    7,257,314
                                                         =========    =========


                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                    For the Year Ended December 31, 1995 and
                       the Six Months Ended June 30, 1996



                                                               Common Stock             Preferred Stock           Additional
                                                      -----------------------------------------------------        Paid-In
                                                        Shares            Amount      Shares        Amount         Capital
                                                     -----------        ---------   ---------     --------      ---------------

Balance, December 31, 1994                          7,333,190   $     73,332        180,000    $  1,800,000    $ 13,508,983


Preferred stock issuance                                 --             --          170,000       2,040,000      (1,073,524)

Preferred stock conversion                          2,550,000         25,500       (170,000)     (2,040,000)      2,014,500

Restricted stock grant issuance                          --             --             --              --              --

Stock options issued                                     --             --             --              --              --

Preferred dividends                                    57,480            575           --              --              (575)

Common stock issued in connection with
   purchase of Armstrong Freight Express              780,000          7,800           --              --           557,700

Common stock issued in connection with
   purchase of Trans-Lynx Express                     116,539          1,165           --              --            83,325

Common stock issued in connection with
   purchase of Automated Solutions                  1,800,000         18,000           --              --         1,332,000

Common stock issued in exchange for consulting
   services                                           335,000          3,350           --              --           239,275

Common stock issued in connection with
   contract settlement                                 50,000            500           --              --            35,750

Stock options exercised                               370,000          3,700           --              --           247,475

Net income                                               --             --             --              --              --
                                                 ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1995 (carried forward)       13,392,209   $    133,922        180,000    $  1,800,000    $ 16,944,909
                                                 ------------   ------------   ------------    ------------    ------------



                                                  Stock Sub-       Deferred          Retained
                                                  scription         Compen-          Earnings
                                                  Receivable        sation           (Deficit)        Total
                                                  ------------     -----------      -------------     ---------

Balance, December 31, 1994                            $       --      $   (811,359)   $ (7,555,263)  $7,015,693


Preferred stock issuance                                   --              --              --           966,476

Preferred stock conversion                                 --              --              --              --

Restricted stock grant issuance                            --           135,667            --           135,667

Stock options issued                                       --            17,188            --            17,188

Preferred dividends                                        --              --          (220,440)       (220,440)

Common stock issued in connection with
   purchase of Armstrong Freight Express                   --              --              --           565,500

Common stock issued in connection with
   purchase of Trans-Lynx Express                          --              --              --            84,490

Common stock issued in connection with
   purchase of Automated Solutions                         --              --              --         1,350,000

Common stock issued in exchange for consulting
   services                                                --              --              --           242,625

Common stock issued in connection with
   contract settlement                                  (36,250)           --              --              --

Stock options exercised                                (254,035)           --              --            (2,860)

Net income                                                 --              --         1,123,918       1,123,918
                                                   ------------    ------------    ------------    ------------

Balance, December 31, 1995 (carried forward)       $   (290,285)   $    658,504)   $ (6,651,785)   $ 11,278,257
                                                   ------------    ------------    ------------    ------------



                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Concluded)
                    For the Year Ended December 31, 1995 and
                       the Six Months Ended June 30, 1996



                                                          Common Stock             Preferred Stock              Additional
                                                 -----------------------------------------------------           Paid-In
                                                   Shares         Amount            Shares        Amount          Capital
                                                 -----------    ---------         ---------      --------      ------------

Balance, December 31, 1995 (brought forward)     13,392,209    $    133,922         180,000    $  1,800,000    $ 16,944,909


Preferred stock issuance                               --              --               300         300,000         (43,272)

Preferred dividends                                    --              --              --              --              --

Debentures converted into common stock            4,522,002          45,220            --              --         1,731,068

Preferred stock conversion                          533,334           5,333            (300)       (300,000)        294,667

Restricted stock grant issuance                        --              --              --              --              --

Stock option issued                                    --              --              --              --              --

Repurchase of common stock                         (285,000)         (2,850)           --              --          (210,900)

Common stock issued in connection with
   purchase of Krogel                               110,000           1,100            --              --            81,400

Net proceeds from warrants exercised                200,000           2,000            --              --            73,000

Proceeds from equity portion of bridge loan            --              --              --              --           344,000

Stock options exercised                             160,000           1,600            --              --           130,900

Common stock issued in connection with
   a covenant not to compete                        100,000           1,000            --              --            74,000

Common stock issued in exchange for
   consulting services                              625,000           6,250            --              --           462,500

Net income                                             --              --              --              --              --
                                               ------------    ------------    ------------    ------------    ------------

Balance, June 30, 1996                           19,357,545    $    193,575         180,000    $  1,800,000    $ 19,882,272
                                               ============    ============    ============    ============    ============



                                                    Stock Sub-    Deferred        Retained
                                                    scription      Compen-        Earnings
                                                    Receivable    sation         (Deficit)       Total
                                                   -----------    --------      ----------     ---------

Balance, December 31, 1995 (brought forward)     $   (290,285)   $   (658,504)   $ (6,651,785)   $ 11,278,257
                                                                                                 ------------

Preferred stock issuance                                 --              --              --           256,728

Preferred dividends                                      --              --           (95,850)        (95,850)

Debentures converted into common stock                   --              --              --         1,776,288

Preferred stock conversion                               --              --              --              --

Restricted stock grant issuance                          --            54,486            --            54,486

Stock option issued                                      --            13,368            --            13,368

Repurchase of common stock                               --              --              --          (213,750)

Common stock issued in connection with
   purchase of Krogel                                    --              --              --            82,500

Net proceeds from warrants exercised                     --              --              --            75,000

Proceeds from equity portion of bridge loan              --              --              --           344,000

Stock options exercised                                  --              --              --           132,500

Common stock issued in connection with
   a covenant not to compete                             --              --              --            75,000

Common stock issued in exchange for
   consulting services                                252,500         (13,368)           --           707,882

Net income                                               --              --           834,483         834,483
                                                 ------------    ------------    ------------    ------------

Balance, June 30, 1996                           $    (37,785)   $   (604,018)   $ (5,913,152)   $ 15,320,892
                                                 ============    ============    ============    ============

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995




                                                          1996           1995
                                                       ---------       --------
Operating activities:
    Net income from continuing operations              $ 834,483      $ 404,972
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                     837,324         32,739
       (Gain) loss on sale of assets                     (55,828)       157,060
       Change in assets and liabilities:
          Accounts receivable                         (1,046,064)       149,756
          Inventories                                     56,714        (74,479)
          Other receivables                               39,174          7,783
          Costs and estimated earnings in excess
            of billings                                 (871,765)          -
          Prepaid and other assets                       (35,742)      (197,408)
          Accounts payable                              (328,965)      (295,747)
          Billings in excess of costs and estimated
            earnings                                    (225,961)          -
          Accrued liabilities                           (109,669)       (77,704)
                                                       ---------      ---------
            Net cash provided by (used in) continuing
              operations                                (906,299)       306,972
                                                       ---------      ---------

Discontinued operations:
    Adjustments - change in net assets and liabilities
       of discontinued operations and net cash used in
       discontinued operations                               -         (289,046)
                                                       ---------      ---------

Net cash provided by (used in) operating
    activities (carried forward)                      $ (906,299)    $   17,926
                                                       ---------      ---------




                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 1996 and 1995



                                                         1996           1995
                                                      ---------       --------

Net cash provided by (used in) operating activities
    (brought forward)                                $  (906,299)   $    17,926
                                                     -----------    -----------

Investing activities:
    Capital expenditures                              (1,317,481)      (154,196)
    Acquisition of intangible assets                    (150,000)          --
    Proceeds from sale of assets                          10,500        798,922
    Transfers from (to) cash - restricted                 18,575         (4,590)
    Advances on notes and leases receivable                 --         (252,405)
    Collections of notes and leases receivable           170,030        357,824
    Other                                                (95,614)       (35,542)
                                                     -----------    -----------
       Net cash provided by (used in) investing
         activities                                   (1,363,990)       710,013
                                                     -----------    -----------

Financing activities:
    Principal payments to related party                 (251,934)      (100,000)
    Advances from related party                          338,555        134,875
    Cash overdraft                                     1,056,578        (35,570)
    Proceeds from issuance of preferred stock            256,728      1,555,933
    Proceeds from bridge loan                            982,000           --
    Preferred dividend                                   (95,850)          --
    Proceeds from options and warrants                   207,500           --
    Borrowings on debt                                 4,411,218      4,301,528
    Principal payments on long-term debt              (4,934,891)    (5,352,981)
                                                     -----------    -----------
        Net cash provided by financing activities      1,969,904        503,785
                                                     -----------    -----------

Net (decrease) increase in cash and cash equivalents    (300,385)     1,231,724

Cash and cash equivalents, beginning of year           1,727,789           --
                                                     -----------    -----------
Cash and cash equivalents, end of period             $ 1,427,404    $ 1,231,724
                                                     ===========    ===========


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 1996 and 1995





                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          1996           1995
                                                        --------    -----------
Cash paid during the period for:
   Interest                                             $281,000      $210,000
                                                        ========      ========



                   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                            AND FINANCING ACTIVITIES

             In March 1995, the Company sold a substantial portion of the assets of Suncoast Transportation for $25,000 cash and a promissory note of $175,000.

             During the six months ended June 30, 1996 and 1995, the Company sold buses in exchange for $96,547 and $898,118, respectively, of sales-type financing leases receivable.

             During the six months ended June 30, 1996 and 1995, the Company acquired revenue equipment utilizing long-term debt of $3,400,999 and $149,137, respectively.

             During the six months ended June 30, 1996, holders of $1,776,288 of convertible debentures converted such debentures into 4,522,002 shares of the Company's common stock.

             During the six months ended June 30, 1996, the Company converted 300 shares of convertible preferred stock into 533,334 shares of common stock.

             During the six months ended June 30, 1996, the Company acquired 285,000 shares of its common stock for $213,750.

             During the six months ended June 30, 1996 and 1995, the Company accrued $95,850 of preferred dividends in both periods.

             In February 1996, the Company issued 110,000 shares of its common stock valued at $82,500, as part of its acquisition of certain personal property and contract rights from Krogel Freight Systems of Tampa, Inc. and Krogel Air Freight, Inc.



                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
                 For the Six Months Ended June 30, 1996 and 1995





                   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                            AND FINANCING ACTIVITIES

             In June 1995, the Company acquired Armstrong Freight Services in exchange for 780,000 shares of its common stock.

             In June 1996, the Company issued 100,000 shares of common stock in connection with a covenant not to compete.

             In June 1996, the Company issued 625,000 shares of common stock and forgave notes aggregating $252,500 in exchange for a consulting agreement.




                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





Note 1 - Management's Representation

             In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of U.S. Transportation Systems, Inc. and Subsidiaries and the results of their operations and their cash flows for the six months ended June 30, 1996 and 1995, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit that fair presentation has been made. Certain information and footnote disclosures normally required by financial accounting principles have been condensed or omitted. It is suggested that these statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10-KSB report. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

Note 2 - Capitalization

             In January 1996, the Company issued $300,000 of convertible preferred stock, which were converted into 533,334 shares of common stock in March 1996.

             On February 21, 1996, the Board of Directors approved an increase in the authorized common stock shares from 20,000,000 to 50,000,000 shares.

             On April 18, 1996, the Company issued $1,200,000 of 5% subordinated promissory notes and bridge units. Simultaneously with the issuance of this note, the holder hereof is entitled to receive such number of shares of the Company's common stock and common stock purchase warrants, as equals (a) 35% of the principal amount of this note, divided by the lesser of the closing high bid price of the common stock (the "Bid Price") on the day on which a registration statement pursuant to the Securities Act of 1993, registering such Unit Securities is declared effective, or the price of the units to be sold by the Company in its proposed secondary public offering pursuant to such registration statement, if such effective date shall occur on or prior to four months from the final closing; or (b) 40% of the principal amount of this note divided by the lesser of the Bid Price or the offering price on the effective date, if such effective date shall occur between five months and seven months from the final closing; or (c) 50% of the principal amount of this note divided by the lesser of the Bid Price or the offering price on the effective date, if such effective date shall occur on or after the end of seven months from the final closing. In the event that either (a) these notes have not been paid on or prior to the maturity date; or (b) the unit securities have not been registered by on or prior to the end of seven months from the final closing, then, at the sole option of the holder of this note, the entire

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





Note 2 - Capitalization (Continued)

principal amount of this note may be converted into such number of shares of common stock and warrants as equals the principal amount of this note, divided by 50% of the Bid Price on the day prior to the effective date.

Note 3 - Acquisition

             On February 23, 1996, the Company purchased certain personal property, intangible assets and contract rights from Krogel Air Freight, Inc. and Krogel Freight Systems of Tampa, Inc. for $150,000 in cash and 110,000 shares of common stock. This acquisition was accounted for as a purchase.

             On June 24, 1996, the Company purchased certain assets from Jackson & Johnson, Inc. for $160,000 in cash and the assumption of approximately $2,930,000 in accrued debt. This acquisition will be accounted for as a purchase.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       Six Months Ended June 30, 1996 vs.
                         Six Months Ended June 30, 1995




Results of Operations

             The Company's revenue for the first six months of 1996 increased significantly from the same period in 1995, from $7,086,473 in 1995 to $13,718,768 in 1996, i.e., by 94 percent. This increase substantially resulted from the acquisition of Armstrong Freight in June 1995, Trans Lynx in July 1995, Automated Solutions (ASI) in November 1995, Krogel in February 1996 and Jackson & Johnson in June 1996.

             Armstrong's revenue (combined with Trans Lynx and Krogel, the operations of which acquisitions have been merged into Armstrong), for the six months ended June 30, 1996 was $3,211,031. ASI's revenue for the six months ended June 30, 1996 was $3,469,582. Jackson & Johnson's revenue for the six months ended June 30, 1996 was $42,115.

             At the end of 1993, the Company's Board of Directors decided to terminate the Company's charter bus operations. Charter operations had produced very small profit margins in recent years and only when undertaken in conjunction with contract operations. All charter operations have been discontinued, sold or otherwise dissolved by the end of 1995. As of June 30, 1996, the only assets remaining from the discontinued segment was one (1) motor coach bus with a book value of $55,953.

Liquidity and Capital Resources

             The Company's working capital of $748,856 at June 30, 1996 represented a decrease of $824,303 from the Company's working capital of $1,416,261 at December 31, 1995. This decrease is chiefly the result of utilizing working capital for capital expenditures in the second quarter of 1996.

             Cash flow from operations was $1,615,978 for the six months ended June 30, 1996 before the application of funds to working capital components. The Company anticipates positive cash flow from continuing operations in the foreseeable future. Further, the Company anticipates that cash flow from the discontinued charter segment will continue to be positive as the Company disposes of this segment's assets.

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

                                    U.S. TRANSPORTATION SYSTEMS, INC.



                                    /s/ Michael Margolies
                                    ---------------------------------------
                                    MICHAEL MARGOLIES
                                    CHIEF EXECUTIVE OFFICER



                                    /s/ Terry A. Watkins
                                    ---------------------------------------
                                    TERRY A. WATKINS
                                    CHIEF FINANCIAL OFFICER