Form 10QSB/A
period 1996-09-30
US TRANSPORTATION SYSTEMS INC
filed 1996-11-20
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB - A


                 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                ---      15(d) OF THE SECURITIES EXCHANGE ACT OF
                         1934.

                         For the quarterly period ended September 30, 1995.

                --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                         1934.

                         Commission File No. 0-16140

                        U.S. TRANSPORTATION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of the Registrant as specified in Charter)


           Nevada                                           34-1397328
------------------------                            ---------------------------
(State of Incorporation)                            (I.R.S. Employer ID Number)

 33 W. Main Street, Suite 205, Elmsford, New York                      10523
-------------------------------------------------                    ----------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number including Area Code:  914-345-3339

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                           YES     X      NO
                                -------      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,608,190 shares of Common Stock, $.01 par value, net of treasury shares, as of November 25, 1995

                       U. S. TRANSPORTATION SYSTEMS, INC.
                                AND SUBSIDIARIES




                                      Index

                                                                          Page

PART I.         FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

                Consolidated Balance Sheet as of
                   September 30, 1995                                     3-4

                Consolidated Statements of Income for the
                   Nine Months Ended September 30, 1995
                   and 1994                                                 5

                Consolidated Statements of Operations for
                   the Three Months Ended September 30, 1995
                   and 1994                                                 6

                Consolidated Statements of Stockholders'
                   Equity for the Year Ended December 31,
                   1994 and the Nine Months Ended
                   September 30, 1995                                     7-8

                Consolidated Statements of Cash Flows for
                   the Nine Months Ended September 30, 1995
                   and 1994                                              9-11

                Notes to Consolidated Financial Statements              12-14

Item 2.         Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                              15

PART II.        OTHER INFORMATION

Signatures                                                                 16

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1995
                                   (Unaudited)


                                     ASSETS

Current assets:
   Cash and cash equivalents                                   $     1,451,108
   Cash - restricted                                                   133,077
   Accounts receivable, net of allowance for doubtful
      accounts of $442,000                                           1,939,546
   Other receivables                                                   331,703
   Net investment in sales-type leases                               1,128,164
   Inventories                                                         456,743
   Deferred taxes                                                      300,000
   Prepaid and other assets                                            740,515
                                                               ---------------
              Total current assets                                   6,480,856

Property, plant and equipment:
   Revenue equipment - highway coaches                                 887,004
   Revenue equipment - other                                         2,094,727
   Other                                                             1,927,987
                                                               ---------------
              Total - at cost                                        4,909,718

   Less:   Accumulated depreciation                                  2,230,936
                                                               ---------------
Property, plant and equipment - net                                  2,678,782

Assets held for sale                                                 1,775,789

Other assets:
   Net investment in sales-type leases                                 377,103
   Goodwill, net of amortization of $169,096                         1,164,977
   Other intangibles, principally operating rights - net
      of amortization of $134,136                                      308,093
   Other receivables                                                   366,484
   Other assets                                                        578,501
                                                               ---------------
              Total other assets                                     2,795,158
                                                               ---------------
Total assets                                                   $    13,730,585
                                                               ===============


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1995
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                           $     2,429,231
   Accounts payable                                                                547,295
   Other current liabilities                                                       553,664
   Due to related party                                                            242,789
                                                                           ---------------
              Total current liabilities                                          3,772,979

Long-term obligations, net of current maturities:
   Notes payable                                                                   404,220
   Due to related party                                                            349,321
                                                                           ---------------
              Total long-term obligations, net of current maturities               753,541

Commitments and contingencies

Stockholders' equity:
   Preferred stock - par value $.01 per share:
      Authorized - 10,000,000 shares
      Issued and outstanding:
         170,000 shares Series A
         180,000 shares Series C                                                 3,840,000
   Common stock - par value $.01 per share:
      Authorized - 20,000,000 shares
      Issued and outstanding - 8,229,729 shares                                     82,297
   Additional paid-in capital                                                   13,076,484
   Deferred compensation                                                          (696,719)
   Accumulated deficit                                                          (7,097,997)
                                                                           ---------------
              Total stockholders'  equity                                        9,204,065
                                                                           ---------------
Total liabilities and stockholders'  equity                                $    13,730,585
                                                                           ===============


                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)



                                                           1995            1994
                                                        ----------      ----------

Revenues                                               $ 11,481,654    $  9,334,557
                                                       ------------    ------------

Expenses:
   Cost of goods sold                                     1,229,975            --
   Operating expenses                                     6,123,459       5,904,047
   Selling, general and administrative                    2,513,081       2,168,903
   Depreciation and amortization                            405,371         413,179
   Amortization of intangible assets                         90,060            --
   Rent expense                                             179,968          95,675
                                                       ------------    ------------
              Total expenses                             10,541,914       8,581,804
                                                       ------------    ------------

Income from operations                                      939,740         752,753
                                                       ------------    ------------

Other income (expenses):
   Interest expense                                        (251,845)       (170,140)
   Interest income                                          143,465          96,976
   Gain (loss) on sales of assets                          (206,721)        137,400
   Other                                                      5,142           4,624
                                                       ------------    ------------
              Other (expenses) income - net                (309,959)         68,860
                                                       ------------    ------------

Income from continuing operations before
   income taxes                                             629,781         821,613

Income tax expense                                             --           120,000
                                                       ------------    ------------

Income from continuing operations                           629,781         701,613

Discontinued operations:
   Adjustment of reserve for discontinued operations
      (net of tax benefit of $120,000 in 1994)                 --          (203,587)
                                                       ------------    ------------

Net income                                                  629,781         498,026

Less:  Preferred dividends                                  143,775            --
                                                       ------------    ------------

Net income applicable to common shareholders           $    486,006    $    498,026
                                                       ============    ============

Earnings per common share                              $        .06    $        .07
                                                       ============    ============

Weighted average common shares outstanding                7,484,221       6,684,529
                                                       ============    ============

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 1995 and 1994
                                   (Unaudited)



                                                           1995            1994
                                                       -----------     ----------

Revenues                                               $ 4,395,181    $ 2,701,015
                                                       -----------    -----------

Expenses:
   Cost of goods sold                                      432,146           --
   Operating expenses                                    2,467,439      1,679,729
   Selling, general and administrative                     830,555        673,657
   Depreciation and amortization                           223,745         82,229
   Amortization of intangible assets                        38,947           --
   Rent expense                                             70,421         16,285
                                                       -----------    -----------
              Total expenses                             4,063,253      2,451,900
                                                       -----------    -----------

Income from operations                                     331,928        249,115
                                                       -----------    -----------

Other income (expenses):
   Interest expense                                        (99,890)       (77,074)
   Interest income                                          45,328         23,972
   Gain (loss) on sales of assets                          (49,661)        35,828
   Other                                                    (2,896)         4,624
                                                       -----------    -----------
              Other expenses - net                        (107,119)       (12,650)
                                                       -----------    -----------

Income from continuing operations before
   income taxes                                            224,809        236,465

Income tax expense                                            --          120,000
                                                       -----------    -----------

Income from continuing operations                          224,809        116,465

Discontinued operations:
   Adjustment of reserve for discontinued operations
      (net of tax benefit of $120,000 in 1994)                --         (203,587)
                                                       -----------    -----------

Net income (loss)                                          224,809        (87,122)

Less:  Preferred dividends                                  47,925           --
                                                       -----------    -----------

Net income (loss) applicable to common shareholders    $   176,884    $   (87,122)
                                                       ===========    ===========

Earnings per common share                              $       .02    $      (.01)
                                                       ===========    ===========

Weighted average common shares outstanding               8,113,190      6,760,190
                                                       ===========    ===========

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                    For the Year Ended December 31, 1994 and
                    the Nine Months Ended September 30, 1995
                                   (Unaudited)





                                                   Common Stock                  Preferred Stock            Additional
                                            ----------------------------    ---------------------------      Paid-In
                                               Shares          Amount         Shares          Amount         Capital
                                            ------------    ------------    ------------   ------------   ------------

Balance, December 31, 1993                     6,153,240    $     61,532            --     $       --     $ 13,610,693


Net proceeds from warrants exercised              17,950             180            --             --           44,695

Common stock issued in connection with
   purchase of Suncoast Transportation           375,000           3,750            --             --          114,632

Preferred stock issued in connection with
   purchase of Camelot Consultants, Inc.        (327,000)         (3,270)        180,000      1,800,000     (1,116,273)

Restricted stock grant issuance                1,100,000          11,000            --             --          814,000

Stock options issued                                --              --              --             --           34,376

Other                                             14,000             140            --             --            6,860

Net loss                                            --              --              --             --             --
                                            ------------    ------------    ------------   ------------   ------------

Balance, December 31, 1994
  (carried forward)                            7,333,190    $     73,332         180,000   $  1,800,000   $ 13,508,983
                                            ------------    ------------    ------------   ------------   ------------



                                               Deferred       Retained
                                                Compen-       Earnings
                                                sation        (Deficit)         Total
                                             ------------    ------------    ------------

Balance, December 31, 1993                   $       --      $ (7,460,268)   $  6,211,957
                                                                             ------------

Net proceeds from warrants exercised                 --              --            44,875

Common stock issued in connection with
   purchase of Suncoast Transportation               --              --           118,382

Preferred stock issued in connection with
   purchase of Camelot Consultants, Inc.             --              --           680,457

Restricted stock grant issuance                  (780,803)           --            44,197

Stock options issued                              (30,556)           --             3,820

Other                                                --              --             7,000

Net loss                                             --           (94,995)        (94,995)
                                             ------------    ------------    ------------

Balance, December 31, 1994
  (carried forward)                          $   (811,359)   $ (7,555,263)   $  7,015,693
                                             ------------    ------------    ------------



                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Concluded)
                    For the Year Ended December 31, 1994 and
                    the Nine Months Ended September 30, 1995
                                   (Unaudited)



                                                   Common Stock                  Preferred Stock            Additional
                                            ----------------------------    ---------------------------      Paid-In
                                               Shares          Amount         Shares          Amount         Capital
                                            ------------    ------------    ------------   ------------   ------------

Balance, December 31, 1994
   (brought forward)                          7,333,190   $     73,332        180,000     $  1,800,000    $ 13,508,983

Preferred stock issuance                           --             --          170,000        2,040,000      (1,073,524)

Restricted stock grant issuance                    --             --             --               --              --

Stock options issued                               --             --             --               --              --

Preferred dividends                                --             --             --               --              --

Common stock issued in connection with
   purchase of Armstrong Freight Express        780,000          7,800           --               --           557,700

Common stock issued in connection with
   purchase of Trans-Lynx Express               116,539          1,165           --               --            83,325

Net income                                         --             --             --               --              --
                                           ------------   ------------   ------------     ------------    ------------

Balance, September 30, 1995                   8,229,729   $     82,297        350,000     $  3,840,000    $ 13,076,484
                                           ============   ============   ============     ============    ============



                                               Deferred       Retained
                                                Compen-       Earnings
                                                sation        (Deficit)         Total
                                             ------------    ------------    ------------

Balance, December 31, 1994
   (brought forward)                        $   (811,359)   $ (7,555,263)   $  7,015,693

Preferred stock issuance                            --              --           966,476

Restricted stock grant issuance                  101,750            --           101,750

Stock options issued                              12,890            --            12,890

Preferred dividends                                 --          (172,515)       (172,515)

Common stock issued in connection with
   purchase of Armstrong Freight Express            --              --           565,500

Common stock issued in connection with
   purchase of Trans-Lynx Express                   --              --            84,490

Net income                                          --           629,781         629,781
                                            ------------    ------------    ------------

Balance, September 30, 1995                 $   (696,719)   $ (7,097,997)   $  9,204,065
                                            ============    ============    ============


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)



                                                                          1995          1994
                                                                      -----------    -----------
Operating activities:
    Net income from continuing operations                             $   629,781    $   701,613
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                                      495,431        413,179
       (Gain) loss on sale of assets                                      206,721       (137,400)
       Provision for bad debts                                             12,003           --
       Change in assets and liabilities:
          Accounts receivable                                             125,844        (40,391)
          Inventories                                                     (60,562)       (54,165)
          Notes receivable                                                (12,446)       (45,782)
          Prepaid and other assets                                       (240,383)      (499,903)
          Accounts payable                                               (143,585)       (41,647)
          Accrued liabilities                                            (180,995)      (140,187)
                                                                      -----------    -----------
                Net cash provided by continuing operations                831,809        155,317

Discontinued operations:
    Adjustments - change in net assets and liabilities of
       discontinued operations and cash provided by
       (used in) discontinued operations                                 (238,542)       402,852
                                                                      -----------    -----------
                Net cash provided by operating activities                 593,267        558,169

Investing activities:
    Capital expenditures                                                 (129,158)      (572,477)
    Proceeds from sale of assets                                          841,121        311,616
    Transfers from restricted cash                                         49,402        154,302
    Advances on notes and leases receivable                              (341,910)      (722,333)
    Collections of notes and leases receivable                            460,935        287,531
    Other                                                                 (75,389)       (70,932)
                                                                      -----------    -----------
                Net cash provided by (used in) investing activities       805,001       (612,293)
                                                                      -----------    -----------

Totals carried forward                                                $ 1,398,268    $   (54,124)
                                                                      -----------    -----------


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)



                                                                          1995          1994
                                                                      -----------    -----------

Totals brought forward                                                $ 1,398,268    $   (54,124)

Financing activities:
    Principal payments to related party                                  (107,675)      (398,761)
    Preferred dividend                                                   (172,515)          --
    Bank overdraft                                                        (35,570)          --
    Borrowings on debt                                                  7,051,655        374,364
    Principal payments on long-term debt                               (8,238,988)      (602,185)
    Issuance of preferred stock                                         1,555,933           --
    Proceeds from options exercised                                          --           41,250
    Proceeds from warrants exercised                                         --           44,875
                                                                      -----------    -----------
                Net cash provided by (used in) financing activities        52,840       (540,457)
                                                                      -----------    -----------

Net increase (decrease) in cash                                         1,451,108       (594,581)

Cash and cash equivalents, beginning of year                                 --          743,034
                                                                      -----------    -----------

Cash and cash equivalents, end of period                              $ 1,451,108    $   148,453
                                                                      ===========    ===========


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
              For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)



                Supplemental Disclosure of Cash Flow Information

                                                    1995              1994
                                                 ---------         ---------
Cash paid during the period for:
   Interest                                    $    312,000       $    264,000
                                               ============       ============



                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities

             During the nine months ended September 30, 1995, the Company sold buses in exchange for $1,244,000 of sales-type financing leases receivable.

             During the nine months ended September 30, 1995, the Company purchased $149,137 of school buses through the issuance of debt.

             In March 1995, the Company sold a substantial portion of the assets of Suncoast Transportation for $25,000 cash and a promissory note of $175,000.

             On June 30, 1995, the Company acquired 100% of the outstanding stock of Priority Express Service, Inc. and Avanti Delivery Service, Inc. in exchange for 780,000 shares of common stock.

             In July 1995, the Company acquired 100% of the outstanding stock of Trans-Lynx Express, Inc. in exchange for 116,539 shares of common stock.



                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





Note 1 -     Management's Representation

             In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of U.S. Transportation Systems, Inc. and Subsidiaries and the results of their operations and their cash flows for the nine months ended September 30, 1995 and 1994, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit that fair presentation has been made. Certain information and footnote disclosures normally required by financial accounting principles have been condensed or omitted. It is suggested that these statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Form 10- KSB report. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

Note 2 -     Discontinued Operations

             On December 31, 1993, the Company adopted a formal plan to discontinue its charter bus operations, which plan was to be completed on October 31, 1995. The Company's charter operations were primarily located in New York, Tampa, Atlantic City and Toledo. The Company's charter operations have had minimal gross profit margins which have continued to decrease over the last few years and, in fact, were profitable only when used in conjunction with contract operations. The Company closed the Atlantic City and New York operations in July 1994 and sold the assets of such operations individually. The Company sold the Tampa and Toledo operations, respectively, as continuing businesses in March and October 1995. The Company has reclassified the segment's net assets (which consist primarily of revenue equipment) which it plans to sell. The Company generated $1,575,000 from the disposal of the assets of the discontinued operations, during the nine months ended September 30, 1995, $1,150,000 in the form of sales-type leases.

             Net sales of the Company's charter segment were $731,000 and $2,013,000 for the nine months ended September 30, 1995 and 1994, respectively. Such amounts are not included in net sales in the accompanying statements of operations.

             Interest expense has been allocated to discontinued operations. Interest expense allocated to discontinued operations totals $141,000 in 1995 and $224,000 in 1994 and is made up of: 1) interest directly attributable to the discontinued operations; and 2) interest not directly attributable to any operating segment, which amount has been allocated based upon the ratio of net assets of the discontinued operations to the sum of the Company's total net assets.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





Note 3 -     Secondary Offerings

             In February 1995, the Company completed an underwriting consisting of 170,000 preferred stock units. Each unit consists of one share of Series A Cumulative Convertible Redeemable Preferred Stock and one Redeemable Class A Warrant. The Preferred Stock is convertible at a rate of 15 shares for every share of Preferred Stock, subject to adjustment in certain events. The Preferred Stock will be automatically converted into Common Stock at a rate of 12 shares of Common Stock for each share of Preferred Stock, subject to adjustment, either
(1) on February 21, 1998; or (2) if the closing price of the Common Stock exceeds $1.75 for five consecutive trading days. Each Class A warrant entitles the holder to purchase one share of the Company's Common Stock and one Redeemable Class B Common Stock Purchase Warrant ("Class B Warrant"), at an exercise price of $1.35. Class A Warrants expire on August 20, 1996, unless the Company modifies the Class A Warrants to also permit exercise from August 21, 1996 through February 20, 1998 at $1.60 per share. Each Class B Warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $1.65. Class B Warrants expire on February 20, 1997 unless the Company modifies the Class B Warrants to permit exercise from February 21, 1997 through February 21, 1999 at $2.00 per share. At any time that the Class A and Class B Warrants (collectively, the "Warrants") are exercisable, the Warrants are also subject to redemption by the Company on not less than 30 days notice at $.01 per Warrant, provided the average closing price of the Company's Common Stock exceeds $1.75 per share for five consecutive trading days. Dividends on the Preferred Stock are cumulative from the date of issue and are payable semi-annually. During the first year, the Company will pay total dividends on each share of Preferred Stock equal to $.60 cash plus up to 1.2 shares of Common Stock, provided that the value of the stock dividend will not exceed $1.20 per annum, based on 100% of the average closing price of the Common Stock as reported for the ten trading days before the record dates for the dividends. During subsequent years, the Company may either pay an annual dividend equal to $.60 in cash and up to 1.2 shares of Common Stock or, at the Company's discretion, no cash and up to 1.8 shares of Common Stock, provided that the value of the stock dividend will not exceed $1.20 or $1.86-2/3 per annum, depending on which option the Company chooses. Between August 21, 1996 and February 20, 1998, the Preferred Stock is redeemable by the Company, in whole or in part, at $12.60 in cash per share, at which time the Company would be required to pay any dividends which had accrued but not been paid through the date of the redemption. In the event of the liquidation of the Company, holders of the Preferred Stock will be entitled to a liquidation preference of $12.00 per share, plus any accrued but unpaid dividends. Holders of the Preferred Stock will not have any voting rights.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements





Note 4 -     Acquisitions

             In June 1995, the Company acquired 100% of the outstanding common stock of Priority Express Service, Inc. and Avanti Delivery Service, Inc., subsequently merged and operated under the assumed name of Armstrong Freight Services, for 780,000 shares of the Company's common stock. The Company has accounted for this acquisition using the purchase method of accounting.

             In July 1995, the Company acquired 100% of the outstanding common stock of Trans- Lynx Express for 116,539 shares of the Company's common stock. The Company has accounted for this acquisition using the purchase method of accounting.

Note 5 -     Subsequent Events

             Subsequent to September 30, 1995, substantially all of the preferred stock, Series A was converted to the Company's common stock at the rate of 15 common shares for each preferred share.

             In November 1995, the Company acquired 100% of the outstanding common stock of Automated Solutions, Inc. for 1,800,000 shares of the Company's common stock. The Company intends to account for this acquisition using the pooling method.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Nine Months Ended September 30, 1995 vs.
                      Nine Months Ended September 30, 1994




Results of Operations

             The Company's revenue for the first nine months of 1995 increased significantly from the same period in 1994, from $9,334,557 in 1994 to $11,481,654 in 1995, i.e., by 23 percent. This increase substantially resulted from the acquisition of Armstrong Freight Express in June 1995 (see Note 4) and the acquisition of ATAB of Texas in October 1994.

             At the end of 1993, the Company's Board of Directors decided to terminate the Company's charter bus operations. Charter operations had produced very small profit margins in recent years and only when undertaken in conjunction with contract operations. Management determined, in the face of dwindling margins, that the Company's assets could be better utilized. Accordingly, net assets and liabilities of the discontinued segment with a net book value of $1,775,789 at September 30, 1995, have been reclassified as "Assets held for sale," and the revenues and expenses of the Company's charter operations have been eliminated from the Company's 1995 and 1994 statements of operations. During the nine months ended September 30, 1995 and 1994, net losses from charter bus operations totaled $364,000 and $924,000, respectively. The Company believes it will sell or otherwise dispose of its "Assets held for sale" prior to December 31, 1995 at an aggregate amount not materially less than the amount recorded on the balance sheet as of September 30, 1995.

Liquidity and Capital Resources

             The Company's working capital of $2,707,877 at September 30, 1995 represented an increase of $927,822 from the Company's working capital of $1,780,055 at September 30, 1994. This improvement is chiefly the result of the Company's secondary offering in February 1995.

             Cash flow from both continuing operations and discontinued operations was positive during the first nine months. The Company anticipates positive cash flow from continuing operations in the foreseeable future. Further, the Company anticipates that cash flow from the discontinued charter segment will continue to be positive as the Company disposes of this segment's assets through the end of 1995.

             The Company has no significant commitments at this time which would require it to expend capital and believes its current facilities and capital equipment are adequate for the Company as currently structured.

                        U.S. TRANSPORTATION SYSTEMS, INC.
                                AND SUBSIDIARIES




                                   Signatures



             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf on November 20, 1996 by the undersigned, thereunto duly authorized.

                                          U.S. TRANSPORTATION SYSTEMS, INC.
                                          ------------------------------------
                                                                  (Registrant)


                                          /s/ Michael Margolies
                                          ------------------------------------
                                          MICHAEL MARGOLIES
                                          CHIEF EXECUTIVE OFFICER



                                          /s/ Terry A. Watkins
                                          ------------------------------------
                                          TERRY A. WATKINS
                                          CHIEF FINANCIAL OFFICER