Form 10QSB
period 1996-09-30
US TRANSPORTATION SYSTEMS INC
filed 1996-11-20
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 1996.

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934.

       Commission File No. 0-16140



                        U.S. TRANSPORTATION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of the Registrant as specified in Charter)


           Nevada                                          34-1397328
------------------------                           ---------------------------
(State of Incorporation)                           (I.R.S. Employer ID Number)

33 W. Main Street, Suite 205, Elmsford, New York               10523
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number including Area Code:  914-345-3339

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              YES  X      NO
                                 -----      -----

As of May 9, 1996, there were 18,447,545 shares of Common Stock, $.01 par value, net of treasury shares.

Transitional Small Business Disclosure Format

                              YES         NO  X
                                 -----      -----

                       U. S. TRANSPORTATION SYSTEMS, INC.
                                AND SUBSIDIARIES




                                      Index

                                                                                           Page
                                                                                           -----
PART I.              FINANCIAL INFORMATION

Item 1.              Consolidated Financial Statements

                     Consolidated Balance Sheet as of September 30, 1996                     3-4

                     Consolidated Statements of Income for the Nine
                        Months Ended September 30, 1996 and 1995                               5

                     Consolidated Statements of Operations for the Three
                        Months Ended September 30, 1996 and 1995                               6

                     Consolidated Statements of Stockholders' Equity for
                        the Year Ended December 31, 1995 and the
                        Nine Months Ended September 30, 1996                                 7-8

                     Consolidated Statements of Cash Flows for the
                        Nine Months Ended September 30, 1996 and 1995                       9-12

                     Notes to Consolidated Financial Statements                            13-14

Item 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                   15

PART II.             OTHER INFORMATION

Signatures                                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)

                                             ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 3,821,964
   Cash - restricted                                                              168,816
   Accounts receivable, net of allowance for bad debts
      of $321,000                                                               6,305,490
   Other receivables                                                              393,415
   Costs and estimated earnings in excess of billings                             941,955
   Net investment in sales-type leases                                            545,999
   Inventories                                                                  1,235,491
   Prepaid and other assets                                                       793,755
                                                                              -----------
              Total current assets                                             14,206,885

Property, plant and equipment:
   Revenue equipment - highway coaches                                          7,580,064
   Other                                                                        3,269,488
                                                                              -----------
              Total - at cost                                                  10,849,552
   Less: Accumulated depreciation                                               3,198,577
                                                                              -----------
Property, plant and equipment - net                                             7,650,975
Assets held for sale                                                               55,953
Other assets:
   Net investment in sales-type leases                                          1,928,720
   Deferred taxes                                                                 750,000
   Other receivables                                                              522,380
   Other assets                                                                 1,442,845
   Goodwill, net of accumulated amortization of $760,509                        5,644,135
   Other intangible assets, principally operating rights - net
      of accumulated amortization of $111,162                                     956,405
                                                                              -----------
              Total other assets                                               11,244,485
                                                                              -----------
Total assets                                                                  $33,158,298
                                                                              ===========

                See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                                                $   484,565
   Notes payable                                                                   4,598,228
   Accounts payable                                                                1,227,520
   Accrued liabilities                                                               652,516
   Billings in excess of costs and estimated earnings                                 49,203
   Due to related party                                                              697,987
                                                                                 -----------
              Total current liabilities                                            7,710,019
Long-term obligations, net of current maturities:
   Notes payable                                                                   3,487,337
   Due to related party                                                              420,384
                                                                                 -----------
              Total long-term obligations, net of current maturities               3,907,721
Stockholders' equity:
   Preferred stock - par value $.01 per share, redemption
    value $10.00 per share:
      Authorized - 10,000,000 shares
      Issued and outstanding - 180,000 shares                                      1,800,000
   Common stock - par value $.01 per share:
      Authorized - 50,000,000 shares
      Issued and outstanding - 5,496,702 shares                                       54,967
   Additional paid-in capital                                                     26,266,143
   Stock subscription receivable                                                     (37,785)
   Deferred compensation                                                            (574,553)
   Accumulated deficit                                                            (5,968,214)
                                                                                 -----------
              Total stockholders' equity                                          21,540,558
                                                                                 -----------
Total liabilities and stockholders' equity                                       $33,158,298
                                                                                 ===========


                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                 1996             1995
                                                             -----------      -----------
Revenues                                                     $22,968,848      $11,481,654

Expenses:
   Cost of goods sold                                          5,617,047        1,229,975
   Operating expenses                                          9,510,572        6,123,459
   Selling, general and administrative                         4,310,794        2,513,081
   Depreciation and amortization                                 742,986          405,371
   Amortization of intangible assets                             541,418           90,060
   Rent expense                                                  780,493          179,968
                                                             -----------      -----------
               Total expenses                                 21,503,310       10,541,914
                                                             -----------      -----------
Income from operations                                         1,465,538          939,740
                                                             -----------      -----------

Other income (expenses):
   Interest expense                                             (479,592)        (251,845)
   Interest income                                               212,465          143,465
   Gain (loss) on sales of assets                                 80,285         (206,721)
   Bridge loan expense                                          (441,038)              --
   Other                                                         (10,312)           5,142
                                                             -----------      -----------
               Other expenses - net                             (638,192)        (309,959)
                                                             -----------      -----------
Net income                                                       827,346          629,781
Less:  Preferred dividends                                       143,775          143,775
                                                             -----------      -----------
Net income applicable to common shareholders                 $   683,571      $   486,006
                                                             ===========      ===========
Earnings per common share                                    $       .21      $       .30
                                                             ===========      ===========
Weighted average common shares outstanding                     3,307,110        1,604,676
                                                             ===========      ===========

                See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                             1996            1995
                                                                         ----------       ----------
Revenues                                                                 $9,250,080       $4,395,181

Expenses:
   Cost of goods sold                                                     1,943,535          432,146
   Operating expenses                                                     4,502,670        2,467,439
   Selling, general and administrative                                    1,589,877          830,555
   Depreciation and amortization                                            243,329          223,745
   Amortization of intangible assets                                        203,752           38,947
   Rent expense                                                             244,628           70,421
                                                                         ----------       ----------
               Total expenses                                             8,727,791        4,063,253
                                                                         ----------       ----------
Income from operations                                                      522,289          331,928
                                                                         ----------       ----------
Other income (expenses):
   Interest expense                                                        (198,699)         (99,890)
   Interest income                                                           77,583           45,328
   Gain (loss) on sales of assets                                            24,457          (49,661)
   Bridge loan expense                                                     (441,038)           -
   Other                                                                      8,271           (2,896)
                                                                         ----------       ----------
               Other expenses - net                                        (529,426)        (107,119)
                                                                         ----------       ----------
Net income (loss)                                                            (7,137)         224,809
Less:  Preferred dividends                                                   47,925           47,925
                                                                         ----------       ----------
Net income (loss) applicable to common shareholders                      $  (55,062)      $  176,884
                                                                         ==========       ==========
Earnings per common share                                                $     (.01)      $      .10
                                                                         ===========      ==========
Weighted average common shares outstanding                                4,018,501        1,802,964
                                                                         ==========       ==========

                See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                    For the Year Ended December 31, 1995 and
                    the Nine Months Ended September 30, 1996
                                   (Unaudited)


                                                          Common Stock                   Preferred Stock             Additional
                                                     -------------------------       --------------------------        Paid-In
                                                      Shares         Amount            Shares         Amount           Capital
                                                     ---------    ------------       ---------     ------------     ------------
Balance, December 31, 1994                           1,222,198    $     12,222         180,000     $  1,800,000     $ 13,570,093

Preferred stock issuance                                  --              --           170,000        2,040,000       (1,073,524)

Preferred stock conversion                             425,000           4,250        (170,000)      (2,040,000)       2,035,750

Restricted stock grant issuance                           --              --              --               --               --

Stock options issued                                      --              --              --               --               --

Preferred dividends                                      9,580              96            --               --                (96)

Common stock issued in connection with
   purchase of Armstrong Freight Express               130,000           1,300            --               --            564,200

Common stock issued in connection with
   purchase of Trans-Lynx Express                       19,423             194            --               --             84,297

Common stock issued in connection with
   purchase of Automated Solutions                     300,000           3,000            --               --          1,347,000

Common stock issued in exchange for consulting
   services                                             55,833             558            --               --            242,066

Common stock issued in connection with
   contract settlement                                   8,333              83            --               --             36,167

Stock options exercised                                 61,668             617            --               --            250,558

Net income                                                --              --              --               --               --
                                                  ------------    ------------    ------------     ------------     ------------

Balance, December 31, 1995 (carried forward)         2,232,035    $     22,320         180,000     $  1,800,000     $ 17,056,511
                                                  ------------    ------------    ------------     ------------     ------------

                                                     Stock Sub-       Deferred         Retained
                                                     scription         Compen-         Earnings
                                                     Receivable        sation          (Deficit)         Total
                                                  -------------    -------------    -------------    ------------
Balance, December 31, 1994                        $       --       $   (811,359)    $ (7,555,263)    $  7,015,693

Preferred stock issuance                                  --               --               --            966,476

Preferred stock conversion                                --               --               --               --

Restricted stock grant issuance                           --            135,667             --            135,667

Stock options issued                                      --             17,188             --             17,188

Preferred dividends                                       --               --           (220,440)        (220,440)

Common stock issued in connection with
   purchase of Armstrong Freight Express                  --               --               --            565,500

Common stock issued in connection with
   purchase of Trans-Lynx Express                         --               --               --             84,491

Common stock issued in connection with
   purchase of Automated Solutions                        --               --               --          1,350,000

Common stock issued in exchange for consulting
   services                                               --               --               --            242,624

Common stock issued in connection with
   contract settlement                                 (36,250)            --               --               --

Stock options exercised                               (254,035)            --               --             (2,860)

Net income                                                --               --          1,123,918        1,123,918
                                                  ------------     ------------     ------------     ------------

Balance, December 31, 1995 (carried forward)      $   (290,285)    $   (658,504)    $ (6,651,785)    $ 11,278,257
                                                  ------------     ------------     ------------     ------------

                See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Concluded)
                    For the Year Ended December 31, 1995 and
                    the Nine Months Ended September 30, 1996
                                   (Unaudited)

                                                          Common Stock                   Preferred Stock             Additional
                                                   --------------------------        --------------------------        Paid-In
                                                     Shares          Amount           Shares          Amount           Capital
                                                   ---------     ------------        ---------     ------------     ------------
Balance, December 31, 1995 (brought forward)       2,232,035     $     22,320          180,000     $  1,800,000     $ 17,056,511

Debentures converted into common stock               753,667            7,537             --               --          1,768,751

Preferred stock issuance                                --               --                300          300,000          (43,272)

Preferred stock conversion                            88,889              889             (300)        (300,000)         299,111

Restricted stock grant issuance                         --               --               --               --               --

Preferred dividends                                     --               --               --               --               --

Repurchase of common stock                           (47,500)            (475)            --               --           (213,275)

Treasury stock issued in connection with
   purchase of Krogel                                 18,333              183             --               --             82,317

Net proceeds from warrants exercised                  33,333              333             --               --             74,667

Proceeds from equity portion of bridge loan          109,957            1,100             --               --            248,454

Stock options exercised                               26,667              267             --               --            132,233

Common stock issued in regards to
   employment contract                                16,667              167             --               --             74,833

Common stock issued in exchange for
   consulting services                               104,167            1,042             --               --            467,708

Common stock issued in connection with
   a covenant not to compete                         119,444            1,194             --               --            548,806

Common stock issuance                              1,705,043           17,050             --               --          5,100,659

Common stock issued in connection with
   Banc-Pro acquisition                              336,000            3,360             --               --            668,640

Net income                                              --               --               --               --               --
                                                ------------     ------------     ------------     ------------     ------------

Balance, September 30, 1996                        5,496,702     $     54,967          180,000     $  1,800,000     $ 26,266,143
                                                ============     ============     ============     ============     ============

                                                     Stock Sub-       Deferred         Retained
                                                     scription         Compen-         Earnings
                                                     Receivable        sation          (Deficit)         Total
                                                  -------------    -------------    -------------    ------------
Balance, December 31, 1995 (brought forward)    $   (290,285)    $   (658,504)    $ (6,651,785)    $ 11,278,257

Debentures converted into common stock                  --               --               --          1,776,288

Preferred stock issuance                                --               --               --            256,728

Preferred stock conversion                              --               --               --               --

Restricted stock grant issuance                         --             97,319             --             97,319

Preferred dividends                                     --               --           (143,775)        (143,775)

Repurchase of common stock                              --               --               --           (213,750)

Treasury stock issued in connection with
   purchase of Krogel                                   --               --               --             82,500

Net proceeds from warrants exercised                    --               --               --             75,000

Proceeds from equity portion of bridge loan             --               --               --            249,554

Stock options exercised                                 --               --               --            132,500

Common stock issued in regards to
   employment contract                                  --               --               --             75,000

Common stock issued in exchange for
   consulting services                               252,500          (13,368)            --            707,882

Common stock issued in connection with
   a covenant not to compete                            --               --               --            550,000

Common stock issuance                                   --               --               --          5,117,709

Common stock issued in connection with
   Banc-Pro acquisition                                 --               --               --            672,000

Net income                                              --               --            827,346          827,346
                                                ------------     ------------     ------------     ------------

Balance, September 30, 1996                     $    (37,785)    $   (574,553)    $ (5,968,214)    $ 21,540,558
                                                ============     ============     ============     ============

                See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                                 1996                   1995
                                                                             ------------             ----------
Operating activities:
Net income from continuing operations                                        $    827,346              $ 629,781
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
      Depreciation and amortization                                             1,284,405                495,431
      (Gain) loss on sale of assets                                               (80,285)               206,721
      Provision for bad debts                                                       -                     12,003
      Change in assets and liabilities:
          Accounts receivable                                                  (2,204,632)               125,844
          Inventories                                                            (258,588)               (60,562)
          Other receivables                                                        42,092                (12,446)
          Costs and estimated earnings in excess
            of billings                                                          (698,660)                 -
          Prepaid and other assets                                                     (6)              (240,383)
          Accounts payable                                                       (645,842)              (143,585)
          Billings in excess of costs and estimated
            earnings                                                             (305,309)                 -
          Accrued liabilities                                                     (86,606)              (180,995)
                                                                             ------------             ----------
               Net cash provided by (used in) continuing
                 operations                                                    (2,126,085)               831,809

Discontinued operations:
Adjustments - change in net assets and liabilities
      of discontinued operations and cash used in
      discontinued operations                                                       -                   (238,542)
                                                                             ------------             ----------

Net cash provided by (used in) operating
activities (carried forward)                                                 $ (2,126,085)             $ 593,267
                                                                             ------------             ----------

                See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                                 1996                    1995
                                                                             ------------             ----------
Net cash provided by (used in) operating activities
(brought forward)                                                            $ (2,126,085)            $  593,267

Investing activities:
Capital expenditures                                                             (266,117)              (129,158)
Acquisition of intangible assets                                                 (506,000)                 -
Proceeds from sale of assets                                                       10,500                841,121
Transfers from (to) cash - restricted                                              (3,063)                49,402
Advances on notes and leases receivable                                          (204,000)              (341,910)
Collections of notes and leases receivable                                        300,757                460,935
 Other                                                                              2,121                (75,389)
                                                                             ------------             ----------
               Net cash provided by (used in) investing
                 activities                                                      (665,802)               805,001

Financing activities:
Principal payments to related party                                              (367,354)              (107,675)
Advances from related party                                                       883,430                  -
Cash overdraft                                                                    484,565                (35,570)
Proceeds from issuance of preferred stock                                           -                  1,555,933
Proceeds from common stock offering                                             5,117,709                  -
Proceeds from bridge loan                                                         887,554                  -
Proceeds from issuance of convertible debentures                                  256,728                  -
Preferred dividend                                                               (143,775)              (172,515)
Proceeds from options and warrants                                                207,500                  -
Borrowings on debt                                                              5,886,614              7,051,655
Principal payments on long-term debt                                           (8,326,909)            (8,238,988)
                                                                             ------------             ----------
               Net cash provided by financing activities                        4,886,062                 52,840
                                                                             ------------             ----------

Net increase in cash and cash equivalents                                       2,094,175              1,451,108

Cash and cash equivalents, beginning of year                                    1,727,789                  -
                                                                             ------------             ----------

Cash and cash equivalents, end of period                                     $  3,821,964             $1,451,108
                                                                             ============             ==========


                See notes to consolidated financial statements.

                Supplemental Disclosure of Cash Flow Information
                ------------------------------------------------

                                                                                 1996                   1995
                                                                            ---------------        -------------
Cash paid during the period for:
   Interest                                                                 $     454,000          $     315,000
                                                                            =============          =============



                   Supplemental Schedule of Non-Cash Investing
                   -------------------------------------------
                            and Financing Activities
                            ------------------------

             In March 1995, the Company sold a substantial portion of the assets of Suncoast Transportation for $25,000 cash and a promissory note of $175,000.

             During the nine months ended September 30, 1996 and 1995, the Company sold buses in exchange for $154,000 and $1,244,000, respectively, of sales-type financing leases receivable.

             During the nine months ended September 30, 1996 and 1995, the Company acquired revenue equipment utilizing long-term debt of $4,555,205 and $149,137, respectively.

             During the nine months ended September 30, 1996, holders of $1,776,288 of convertible debentures converted such debentures into 753,667 shares of the Company's common stock.

             During the nine months ended September 30, 1996, the Company converted 300 shares of convertible preferred stock into 88,889 shares of common stock.

             During the nine months ended September 30, 1996, the Company acquired 47,500 shares of its common stock for $213,750.

             During the nine months ended September 30, 1996 and 1995, the Company accrued $150,660 of preferred dividends in both periods.

             In February 1996, the Company issued 18,333 shares of its common stock valued at $82,500, as part of its acquisition of certain personal property and contract rights from Krogel Freight Systems of Tampa, Inc. and Krogel Air Freight, Inc.


                See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Concluded)
              For the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)





                   Supplemental Schedule of Non-Cash Investing
                   -------------------------------------------
                            and Financing Activities
                            ------------------------

             In June 1995, the Company acquired Armstrong Freight Services in exchange for 130,000 shares of its common stock.

             In July 1995, the Company acquired Trans-Lynx Express in exchange for 19,423 shares of its common stock.

             In June 1996 and July 1996, respectively, the Company issued 16,666 and 119,444 shares of common stock in connection with covenants not to compete.

             In June 1996, the Company issued 104,167 shares of common stock and forgave notes aggregating $252,500 in exchange for a consulting agreement.

             In September 1996, the Company acquired Banc-Pro Transportation, Inc. in exchange for 336,000 shares of its common stock.


                See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Management's Representation
         ---------------------------

         In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of U.S. Transportation Systems, Inc. and Subsidiaries and the results of their operations and their cash flows for the nine months ended September 30, 1996 and 1995, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit that fair presentation has been made. Certain information and footnote disclosures normally required by financial accounting principles have been condensed or omitted. It is suggested that these statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10-KSB report. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

Note 2 - Capitalization
         --------------

         In January 1996, the Company issued $300,000 of convertible preferred stock, which were converted into 533,334 shares of common stock in March 1996.

         On February 21, 1996, the Board of Directors approved an increase in the authorized common stock shares from 20,000,000 to 50,000,000 shares.

         On April 18, 1996, the Company issued $1,200,000 of 5% subordinated promissory notes and bridge units. Simultaneously with the issuance of this note, the holder hereof is entitled to receive such number of shares of the Company's common stock and common stock purchase warrants, as equals (a) 35% of the principal amount of this note, divided by the lesser of the closing high bid price of the common stock (the "Bid Price") on the day on which a registration statement pursuant to the Securities Act of 1993, registering such Unit Securities is declared effective, or the price of the units to be sold by the Company in its proposed secondary public offering pursuant to such registration statement, if such effective date shall occur on or prior to four months from the final closing; or (b) 40% of the principal amount of this note divided by the lesser of the Bid Price or the offering price on the effective date, if such effective date shall occur between five months and seven months from the final closing; or (c) 50% of the principal amount of this note divided by the lesser of the Bid Price or the offering price on the effective date, if such effective date shall occur on or after the end of seven months from the final closing. These notes were paid in August 1996, and the Company recorded expenses related to this issuance of $441,038 during the nine months ended September 30, 1996.

         --------------------------

             In August 1996, the Company's Board of Directors approved and declared a one-for-six reverse stock split of its common stock, effective August 27, 1996. The par value remains at $.01 per share, and all share data has been adjusted for this split.

             In August 1996, the Company had a common stock unit offering whereby 1,705,043 units, each comprising of one share of common stock and one warrant (exercisable under certain conditions) at $3.82 for one share of common stock, were issued.

Note 3 - Acquisitions
         ------------

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

             On September 12, 1996, the Company purchased 100% of the outstanding stock of Banc-Pro Transportation, Inc. for 336,000 shares of its common stock. This acquisition will be accounted for as a purchase.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Nine Months Ended September 30, 1996 vs.
                      Nine Months Ended September 30, 1995




Results of Operations
---------------------

             The Company's revenue for the first nine months of 1996 increased significantly from the same period in 1995, from $11,481,654 in 1995 to $22,968,848 in 1996, i.e., by 100 percent. This increase substantially resulted from the acquisition of Armstrong Freight in June 1995, Trans Lynx in July 1995, Automated Solutions (ASI) in November 1995, Krogel in February 1996, Jackson & Johnson in June 1996 and Banc-Pro Transportation, Inc. in September 1996.

             Armstrong's revenue (combined with Trans Lynx and Krogel, the operations of which acquisitions have been merged into Armstrong), for the nine months ended September 30, 1996 was $4,974,409. ASI's revenue for the nine months ended September 30, 1996 was $5,541,731. Jackson & Johnson's revenue for the nine months ended September 30, 1996 was $1,051,592. Banc-Pro Transportation's revenue for the period was $157,612.

             At the end of 1993, the Company's Board of Directors decided to terminate the Company's charter bus operations. Charter operations had produced very small profit margins in recent years and only when undertaken in conjunction with contract operations. All charter operations have been discontinued, sold or otherwise dissolved by the end of 1995. As of September 30, 1996, the only asset remaining from the discontinued segment was one (1) motor coach bus with a book value of $55,953.

Liquidity and Capital Resources
-------------------------------

             The Company's working capital of $6,496,866 at September 30, 1996 represented an increase of $5,080,605 from the Company's working capital of $1,416,261 at December 31, 1995. This increase is chiefly the result of the Company's August 1996 stock offering.

             Cash flow from operations was $2,031,466 for the nine months ended September 30, 1996 before the application of funds to working capital components. The Company anticipates positive cash flow from continuing operations in the foreseeable future. Further, the Company anticipates that cash flow from the discontinued charter segment will continue to be positive as the Company disposes of this segment's assets.

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


                                        U.S. TRANSPORTATION SYSTEMS, INC.
                                        ---------------------------------
                                                             (Registrant)


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