Form 10KSB
period 1996-12-31
US TRANSPORTATION SYSTEMS INC
filed 1997-05-22
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

                           Commission File No. 0-16140
                                               -------

                        U.S. TRANSPORTATION SYSTEMS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Nevada                                         34-1397328
             ------                                         ----------
  (State or other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                     Identification Number)

33 West Main Street
Elmsford, New York                                          10523
-------------------------------------------------------------------
(Address of Principal Executive Office)                  (Zip Code)

Issuer's Telephone Number, including Area Code:  (914) 345-3339
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

                     Class C Common Stock Purchase Warrants
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                  Yes   [X]                    No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


                          EXHIBIT INDEX IS AT PAGE [ ]

The issuer's revenues from continuing operations for 1996 were $21,509,751

On May 1, 1997, the price for the Registrant's Common Stock, $.01 par value, on the over-the-counter market, was $3.00 per share. Based upon the price quoted, the aggregate market value, as of May 1, 1997 of the shares of Common Stock, $.01 par value, held by non-affiliates was $16,737,525. The prices referred to represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not represent actual transactions. "Non-affiliates" includes all shareholders of the Registrant other than its officers, directors and owners of more than ten percent of its outstanding Common Stock.

As of May 1, 1997, there were 6,855,678 shares of Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE
                     -------------------------------------

                                     PART I


Item 1                      BUSINESS
------                      --------

PROPOSED MERGER WITH PRECEPT INVESTORS, INC.

                  As of March 7, 1997 U.S. Transportation Systems, Inc. (the "Company") signed a letter of intent to enter into a merger agreement with Precept Investors, Inc., a Texas corporation ("Precept"), pursuant to which Precept would be merged into the Company with the Precept shareholders receiving an aggregate of 36,000,000 shares of common stock, $.01 par value, of the Company. Precept is a leading distributor of business forms and product management systems, and also has a limousine service business and a package delivery business.

                  Negotiation of the merger documents and due diligence reviews are presently ongoing. The merger will not be completed, however, unless a number of conditions are satisfied, including, inter alia, negotiation and execution of a binding merger agreement and other related agreements, documents and instruments, satisfactory completion of due diligence reviews by both Precept and the Company, receipt of a fairness opinion from the investment banker for the Company, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of the merger by the shareholders of the Company and of Precept. Accordingly, this Annual Report has been prepared as if no merger will take place. Readers should be aware, however, that completion of the merger, if it occurs, will substantially change the nature of the Company's business, management, and financial condition.

REVERSE STOCK SPLIT

                  On August 27, 1996 the Company's Common Stock was reverse split on a one-for-six basis, such that shareholders received one share of Common Stock for every six shares they previously held. All references in this Annual Report to numbers of shares have been adjusted to take into effect the one-for-six reverse split.

THE COMPANY TODAY

                  U.S. Transportation Systems, Inc., a Nevada corporation (the "Company"), is currently engaged in the following business areas, which primarily relate to transportation. The Company's transportation services consist of (i) providing bus and other motor vehicle transportation services to customers such as businesses and municipalities on a contract basis, (ii) operating a fleet of company-owned and privately-owned taxi cabs in Toledo, OH,
(iii) over-the-road package delivery services for common carriers, (iv) operating five full-load tractor-trailer businesses, based in Syracuse, NY, Orlando, FL, Wisconsin Rapids, WI, Charleston, SC, and Kansas City, MO, (v) operating a rental car broker in Scottsdale, AZ, and (vi) manufacturing electrical harnesses for transportation vehicles in Sealy, TX.

                  Until recently, the Company was also engaged in certain custom equipment manufacturing operations and in entertainment ticket brokerage. The custom equipment manufacturing division, Automated Solutions, Inc. ("ASI"), manufactured automobile airbag equipment. The entertainment business consisted of five ticket brokers located in New York City and Chicago.

                  In November of 1996 the Company entered into a plan of disposition of both ASI and the entertainment division. ASI was discontinued because the Company determined that its prospects were not as propitious as had been represented to the Company when ASI was purchased (See "Item 3: Legal Proceedings" below) and that bringing ASI to profitability would place an unreasonable demand on the Company's capital resources. Accordingly, in March 1997 the Company sold ASI, and received $100,000 cash and secured notes for $5,160,868 and a deferred payment of $685,000.

                  The entertainment division was discontinued in November 1996 because the Company did not expect it to be profitable in the future. In January, 1997, the Company sold its entertainment division to Packaging Plus Services, Inc. ("PKGP"), a Nevada corporation whose common stock is publicly-traded as a Bulletin Board Stock. In exchange for its entertainment division the Company received 850,000 restricted shares in PKGP. The stock price on May 12, 1997 was $1.125 per share with the last trade listed as 4,000 shares sold at $1.125 per share. PKGP has the right to repurchase the shares prior to December 31, 1998 at prices ranging from $977,500 prior to June 30, 1997 to $1,300,000 prior to December 31, 1998.

                  In October 1996 the Company became aware that its contract work with Stewart and Stevenson would be completed in 1997 and as such the Company anticipates that in June 1997 American Trade-A-Bus, Inc. ("ATAB"), its manufacturing subsidiary, will complete its remaining contract work with Stewart and Stevenson, the only present customer of ATAB. ATAB is presently attempting to secure other customers and other contract work with Stewart and Stevenson. If ATAB is unsuccessful in this effort, the Company may be required to liquidate the assets of ATAB, which decision has not yet been made by Management.

STRATEGIC ACQUISITIONS

                  During the past three years, the Company engaged in a strategy to enhance its transportation operations and diversify through acquisitions of other businesses. Such acquisitions included the following:

                  Early in 1997 U.S. Trucking, Inc. ("USTI"), a recently formed subsidiary of the Company which owns the Company's two tractor-trailer operations, acquired 100% of the capital stock of Gulf Northern Transport Inc. ("GNTI") and 100% of the capital stock of Mencor Inc. ("Mencor"). GNTI and Mencor are affiliated corporations which are engaged in full-load tractor-trailer operations throughout the Eastern United States from a base in Charleston, SC. In exchange for these corporations the Company gave 25% of the capital stock of USTI, 37,500 shares of the Company's common stock, $300,000 cash and an indemnity of GNTI secured debt in the amount of $4,520,883. The Company also gave employment or consulting agreements to the four principals of GNTI and Mencor, (including the Employment Agreements described in Note 20 to the Consolidated Financial Statements) which will require payment of $165,000 per annum, 18,750 shares of USTS Common Stock and options for 125,000 shares at prices from $1.75 to $3.75.

                  The following unaudited pro forma statements do not purport to be indicative of the results of operations that would have occurred if the Company had acquired GNT and Mencor at the beginning of the periods presented.

                                                              UNAUDITED
                                            -----------------------------------------------
                              U.S.                     Total Before
                          Transportation    GNT and      Pro Forma      Pro Forma
                             Systems         Mencor     Adjustments    Adjustments     Total
                          --------------    -------    -------------   -----------     -----
Year Ended
December 31, 1995
-----------------
Revenue                    $13,670,000    $13,861,000   $27,531,000    $    -       $27,531,000
Total expenses              12,280,000     13,258,000    25,538,000       40,000     25,578,000
Other income/(expense)        (593,000)      (642,000)   (1,235,000)        -        (1,235,000)
Income tax benefit             364,000          -           364,000         -           364,000
                           -----------    -----------   -----------     --------    -----------
Income/(loss) from
  continuing operations      1,161,000        (39,000)    1,122,000      (40,000)     1,082,000
Loss from discontinued
  operations                   (37,000)         -          (37,000)         -           (37,000)
                           -----------    -----------   -----------     --------    -----------
Net income/(loss)          $ 1,124,000   ($    39,000)  $ 1,085,000    ($ 40,000)   $ 1,045,000
                           ===========    ===========   ===========     ========    ===========
Earnings per share*
  Income from continuing
    operations                                                                                    $ 0.48
  Loss from discontinued
    operations                                                                                     (0.02)
                                                                                                  ------
                                                                                                  $ 0.46
                                                                                                  ======
Year Ended
December 31, 1996
-----------------
Revenue                    $21,510,000    $14,940,000   $36,450,000    $    -       $36,450,000
Total expenses              24,326,000     14,500,000    38,826,000       40,000     38,866,000
Other income/(expense)        (460,000)      (545,000)   (1,005,000)        -        (1,005,000)
Income tax expense            (750,000)         -          (750,000)        -          (750,000)
                           -----------    -----------   -----------    ---------    -----------
Income/(loss) from
  continuing operations     (4,026,000)      (105,000)   (4,131,000)     (40,000)    (4,171,000)
Loss from discontinued
  operations                (2,668,000)         -        (2,668,000)        -        (2,668,000)
                           -----------    -----------   -----------    ---------    -----------
Net income/(loss)         ($ 6,694,000)  ($   105,000) ($ 6,799,000)  ($  40,000)  ($ 6,839,000)
                           ===========    ===========   ===========    =========    ===========
Earnings per share*
  Loss from continuing
    operations                                                                                   ($ 1.07)
  Loss from discontinued
    operations                                                                                     (0.65)
                                                                                                  ------
                                                                                                 ($ 1.72)
                                                                                                  ======

The proforma adjustment for the years ended December 31, 1996 and 1995 are as follows:
                                                   1996             1995
                                                   ----             ----
    Amortization of goodwill                      $ 40,000        $ 40,000
                                                  ========        ========
* Includes 37,500 shares issued in connection with the acquisition of Mencor.

                  In October 1996, the Company acquired the intangible assets of two pick-up and delivery companies located in West Palm Beach, Florida, U&M Express and Eagle Air Express, which acquisitions were accounted for as purchases. In 1996 the two companies had combined revenues in excess of $1 Million. The Company consolidated these two companies with its Armstrong Freight Service division, which provides package delivery services from airport terminals in three other Florida cities. In exchange for the assets of U&M Express, the Company will pay U&M $63,000 comprised of an initial payment of $3,000 (which was recorded as Goodwill) plus 3% of sales for 36 months, which because of its contingent nature will be expensed as disbursed. In exchange for Eagle Air Express, the Company paid $43,200, all of which was recorded as goodwill.

                  In September 1996, the Company acquired the outstanding shares of Bancpro-Transportation, Inc. ("Bancpro"), a corporation engaged in the business of rental car brokerage from its headquarters in Scottsdale, Arizona. For the remainder of 1996 Bancpro had revenues totalling $680,685 and operating income of $106,470. The Company gave to Consolidated Financial Management Inc. ("CFMI"), the corporation which owned Bancpro, 300,000 shares of USTS Common Stock and a promissory note for $1,150,000 due on September 11, 1998. CFMI guaranteed the collectibility of $1,250,000 of Bancpro accounts receivable, and any shortfall in collections from that amount may be offset against the Company's note to CFMI. The Company also entered into a five year consulting agreement with CFMI, pursuant to which the Company issued non-voting, non-dividend-bearing Preferred Stock to CFMI. The Preferred Stock is convertible into a maximum of 787,500 shares of Common Stock (less if at the time of conversion the market price of the Common Stock exceeds $9.00), if in any 12 rolling month period prior to August 31, 2001 Bancpro's revenues exceed the thresholds set forth below:
                                              Cumulative
   Bancpro                                 Shares of Common
  Revenues                                 Stock Issuable
  --------                                 --------------
$ 2,500,000                                    50,000
  4,000,000                                   112,500
  6,000,000                                   193,750
  8,500,000                                   287,500
 11,000,000                                   393,750

 14,000,000                                  512,500
 18,000,000                                  643,750
 22,000,000                                  787,500

                  In June 1996 the Company acquired certain assets of a full-load tractor-trailer trucking operation in Syracuse, New York. The business previously operated under the name of "Jackson & Johnson Transportation, Inc.," with trucking lanes in the Northeast. The Company paid $160,000 cash and assumed approximately $2,860,000 in secured debt. These assets were thereafter transferred to a wholly-owned subsidiary of the Company named "Jay & Jay Transportation, Inc." Jay & Jay was subsequently transferred to the Company's 75%-owned subsidiary, USTI in 1997.

                  In February 1996, the Company acquired certain intangible assets, primarily a customer list, from Krogel Air Freight of Tampa, Florida in exchange for $150,000 cash and 18,333 shares of the Company's Common Stock. The assets were utilized in connection with the operations of Armstrong Freight Service.

                  In November 1995, the Company acquired all of the issued and outstanding capital stock of ASI in exchange for 300,000 shares of Common Stock. ASI is engaged in designing, manufacturing and selling machinery which folds and tests airbags and assembles airbag modules, for installation in passenger and utility vehicles. In March 1997 the Company sold ASI for $100,000 cash, $5,160,868 in secured notes, and a deferred payment of $685,000.

                  In June 1995, the Company acquired the capital stock of Avanti Delivery Services, Inc. and Priority Express Service, Inc. for an aggregate of 130,000 shares of Common Stock and the assets of Falcon Freight, Inc. for $20,000. These Florida-based corporations collectively operate a package delivery service under the name "Armstrong Freight Service." The Company also acquired the capital stock of Trans Lynx Express, Inc., another Florida-based company that provides ground transportation of containerized air cargo, in exchange for 19,424 shares of Common Stock. Trans Lynx Express was subsequently transferred to the Company's subsidiary, USTI in 1997.

                  In December 1994, the Company acquired the capital stock of Camelot Consultants, Inc. ("Camelot"), which was primarily engaged in owning and leasing of buses to third parties. Camelot was acquired from members of the Margolies family, two of whom are directors of the Company, in exchange for 180,000 shares of the Company's Series C Preferred Stock. As of the acquisition date, 54,500 shares of the Company's Common Stock were held by Camelot. The shares, valued at December 31, 1994 at $286,125, were retired upon the acquisition. Additionally, per independent appraisals, the property and equipment and assets acquired were valued at $1,488,750. In November 1996 the Margolies Family agreed to convert the dividend-bearing Series C Preferred Stock into non-dividend-bearing Series M Preferred Stock convertible into common stock on a 9.5-for-1 basis.

                  In October 1994, the Company acquired the capital stock of ATAB in exchange for a $200,000 promissory note. ATAB manufactures electrical component parts for transportation vehicles. The Company anticipates that in June 1997 ATAB will complete its remaining contract work with Stewart and Stevenson, the only customer of ATAB.

TRANSPORTATION SERVICES

                  Contract Transportation Services. This segment of the
                  --------------------------------
Company's business consists of supplying buses, vans or customized vehicles to customers pursuant to written contracts which are generally awarded on a competitive bid basis. Customers include governmental agencies and private industry.

                  During the past 15 years, the Company has developed an extensive infrastructure to support its contract transportation activities. This infrastructure consists of major garage facilities, repair shops, contiguous parking areas and computerized dispatch and communications capacity, all staffed by an experienced group of maintenance, operational and administrative personnel. While such support structures exist for all localities from which the Company operates each of its contract activities, the Company's strongest infrastructure hubs are centered in the areas of Detroit, MI, Wisconsin Rapids, WI, Kansas City, MO, Cincinnati, OH and Syracuse, NY. In all of its localities, the Company has established sources for operational supplies and repair parts, with round-the-clock dispatching, maintenance and road service.

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

       The Company's largest transportation contract is with the Ford Motor Company. Under this contract, the Company has operated an internal bus transportation system for 16 years for over 20,000 employees at Ford's River Rouge plant in Dearborn, Michigan where employees are prohibited from parking. Under the terms of the contract, Ford pays the Company on a per hour basis for bus service, the service operates 24 hours a day, 365 days a year and the contract expires on June 30, 1998. Revenues from this contract provided approximately 12% of the Company's gross revenue in 1996 and 17% of the Company's gross revenues in 1995.

                  Other contract transportation services offered by the Company include its arrangement with the City of Cincinnati. Cincinnati has its main airport located over the state border in Boone County, Kentucky. It is important to the city officials and airport management that travelers have safe, reliable and economical transportation between the airport and various city locations. For the past 15 years, the Company has had an arrangement with the City of Cincinnati which gives the Company the exclusive right to perform this service. There is no guarantee of price or profitability. The Company also runs a shuttle service at the airport under a contract with the City of Cincinnati. The Company provides round-the-clock shuttle service between the various terminals and parking lots, and is paid by the City on an hourly basis. The term of the Company's arrangement with the City of Cincinnati continues through August 2000.

                  In 1994, the Company completed a package of one-month contracts with several participants in the 1994 World Cup. Based upon the success of the World Cup contracts, the Company has formed a subsidiary named "Transportation Management Services, Inc." ("TMSI"). The business of TMSI is to organize and manage transportation in connection with sporting events and other large public events, using vehicles owned by the Company or vehicles operated by other carriers with whom TMSI enters into subcontracts. During 1997, TMSI was designated as the approved transporter in connection with the Outback Bowl and also provided transportation to teams in both the men's and women's NCAA Basketball Tournaments. TMSI will seek to obtain similar arrangements in connection with other events.

                  Package Delivery Services. In recent years the Company has
                  -------------------------
acquired Armstrong Freight Service, Falcon Freight, Krogel, U&M Express and Eagle Air Express, and consolidated these operations into its Armstrong Division. These acquisitions have allowed the Company to participate in the growing package delivery industry without making the immense capital investment necessary to establish a package carrier which deals directly with the public. The primary business of the Armstrong Division is ground delivery of packages under contract from other common carriers. These overnight couriers utilize the companies in the Armstrong Division because for certain packages and in certain areas, Armstrong's truck delivery is more efficient than that which the common carrier can provide.

                  Tractor-Trailer Operations. The most dramatic expansion of the
                  --------------------------
Company's operations in recent years has been its entry into tractor-trailer operations. The Company owns 75% of U.S. Trucking, Inc., which: (i) operates a full-load tractor-trailer business throughout the eastern United States from a base in Charleston, SC; (ii) owns Jay and Jay Transportation, Inc., which runs a tractor-trailer business throughout the northeast United States from a base in Syracuse, NY; (iii) owns Trans Lynx, which provides containerized air cargo tractor-trailer delivery services under contract from overnight couriers, and
(iv) owns Mencor, Inc., a tractor-trailer transportation logistics company. In 1996 the businesses now owned by U.S. Trucking, Inc. generated revenues totalling $17,040,579.

                  Taxi Cab and Car Services. The Company's taxi operation is
                  -------------------------
located in Toledo, Ohio and is performed by Black & White Cab, Inc. ("Black & White"), a wholly-owned subsidiary of the Company. Black & White maintains a fleet of 56 cabs, of which 4 are Company-owned and the remainder are driver-owned. In 1996, Black & White accounted for 1% of the Company's revenues from continuing operations.

                  The Company's car service operations are located in New York City and Westchester County, New York and are performed for the general public by Transportation Systems Corp., a wholly-owned subsidiary of the Company. Transportation Systems maintains a fleet of fifty-four vehicles, a mixture of Town Cars, vans and stretch limousines, all of which are driver-owned or driver-leased. In 1996, Transportation Systems Corporation accounted for 9% of the Company's revenues from continuing operations.

                  Rental Car Brokerage. In 1996 the Company acquired
                  --------------------
BancPro-Transportation, Inc., a corporation which operates from headquarters in Scottsdale, Arizona. BancPro is engaged in the business of providing rental automobiles to businesses, primarily in Phoenix, AZ, Las Vegas, NV and Atlanta, GA. During the last four months of 1996 the revenues of BancPro totalled $680,685.

EQUIPMENT

                  The Company owns and maintains for operations a fleet of 458 vehicles, including 45 highway coaches, 14 transit buses, 14 school buses, 13 vans, 2 minibuses, 32 delivery trucks, 131 tractors, 195 trailers, and 12 cars and service vehicles. To maintain its fleet, the Company operates a number of vehicle repair centers staffed by mechanics and trained servicemen. These shops, most of which operate around the clock, 365 days per year, service the Company's vehicles exclusively.

LIABILITY INSURANCE COVERAGE

                  The transportation industry has in the past decade encountered severe problems in obtaining liability insurance to cover the risk of loss arising from personal injury and property damage claims. This insurance is mandatory to permit the Company to operate as a passenger and package carrier. Additionally, the cost of this insurance coverage, when available, has increased dramatically. The cost of the Company's insurance for the 1996-1997 year will be approximately $1,125,000. The Company has always operated with full liability insurance coverage, and in the absence of such coverage would not be permitted to operate as a common carrier. See "Litigation."

BUSINESS DEVELOPMENT

                  The Company maintains an in-house Department of Business Development which is continually seeking new business opportunities in transit management, transit operations, airport ground transportation and other related fields. The business development staff reviews requests for proposals and invitations for bids, prepares formal proposals and bid submittals, negotiates awarded contract terms, and participates in the initial start-up activities of newly awarded contracts. This staff also provides technical assistance to presently managed systems and operations.

                  The Company believes that its most promising avenue for profitable expansion is the acquisition of currently operating transportation entities in the geographic areas where the Company's existing support infrastructure is strongest and where it can assume expanded responsibilities without significant increases in capital plant or personnel. In addition to the efforts of the Company's Department of Business Development, the Company's senior management are continuously engaged in identifying selected targets for acquisition.


GOVERNMENT REGULATION

                  The Company's transportation operations are subject to regulation by various agencies including the New York State Department of Transportation, the Port Authority of New York and New Jersey, the U.S. Department of Transportation and the Federal Highway Administration, as well as local authorities. Each of these agencies regulates various aspects of licensing, permitting and operations of the Company's package delivery and bus services. Although none of such regulations presently imposes great burden upon the operation of the Company, such regulations are subject to change. Unforeseen changes in such regulations may have a significant negative impact on the Company, as they have in the past in connection with the deregulation of bus services.

EMPLOYEES

                  The Company employs 484 people. Of these, the majority are drivers, mechanics and other service personnel. 119 employees perform office and administrative functions.

                  The Company has contracts with a number of unions, however, less than 20% of the Company's employees belong to a union. The Company believes its present relations with its unions and other employees are good.

Item 2                       PROPERTY
------                       --------


                  The parcels of real property owned by USTS, all of which are improved, are: (1) a parcel of 4.25 acres at One Keeshin Drive, Toledo, Ohio;
(2) a parcel of less than one acre at 822 East Service Road, Boone County, Kentucky, from which USTS operates under its arrangement with the City of Cincinnati; (3) a parcel of less than one acre at 3740 E. LaSalle St., Phoenix, Arizona; (4) a parcel of 9.627 acres at 2305 Pyka Road, Sealy, Texas, from which ATAB conducts its operations, and (5) a parcel of approximately 2.4 acres in Savannah, New York from which Jay and Jay Transportation operates.

                  The real property owned by USTS is subject to the following liens: (1) the Savannah property is mortgaged to Savannah Bank, N.A. to secure a debt of $136,893, payable in monthly payments of $1,879; (2) the Toledo property is mortgaged to Mid-American Bank & Trust Co to secure a debt of $97,267 payable in monthly payments of $5,310, and (3) the Phoenix property is mortgaged to Sonoma Bank to secure a debt of $489,628, payable in monthly payments of $4,500.00.

                  The table below sets forth and identifies the properties leased by the Company and its subsidiaries for an annual rental of $50,000 or more. The Company believes that these facilities are adequate for its operations as presently structured.

                                                                                              Term and
                                                                                              Annual
Company                   Lessor                       Premises                               Rental
-------                   ------                       --------                               ------

Armstrong                 Ensign                     6022 Benjamin                            6/1/94 to
Freight                   Properties                 Tampa, FL                                5/31/97
Service                                                                                       $55,013

Armstrong                 South Orlando              8870 Bossy Creek Road                    11/1/96 to
Freight                   Industrial,                Orlando, FL                              10/31/01
Service                   L.P.                                                                $197,254

U.S.                      Bell, Brown                810 25th Ave. No.                        1/1/97 to
Trucking                  & Romanski                 Wisconsin Rapids, WI                     1/1/02
                                                                                              $148,200


Item 3                  LEGAL PROCEEDINGS
------                  -----------------

         Automated Solutions, Inc.

         In 1995 the Company purchased all of the outstanding shares of Automated Solutions, Inc. ("ASI") from the three members of ASI's management in exchange for 300,000 shares of the Company's common stock. ASI at that time had negative working capital in excess of $2.7 Million and was losing money. The Company subsequently made cash advances of approximately $5,000,000 to ASI in order to fund its ongoing operations. During 1996 the Company realized a loss of $1,742,414 (including amortization of goodwill) from the ASI operations. In November 1996 the Company decided to discontinue the operations of ASI, and subsequently sold ASI in March 1997. In March 1997 the Company commenced a lawsuit now pending in the United States District Court for the Southern District of New York State against the three former owners of ASI alleging that they made fraudulent misrepresentations to the Company in connection with the sale of ASI to the Company. The Company alleges damages of $4,469,000 plus the 300,000 shares issued for ASI. The defendants have not taken any action with respect to the lawsuit to date.


         In June 1996 the Company acquired certain trucking assets from Jackson & Johnson Transportation, Inc. and agreed to certain other contracts with William Orr, the principal of Jackson & Johnson. In April 1997 Mr. Orr and Jackson & Johnson commenced legal action against the Company, its subsidiary Jay & Jay Transportation, Inc. and Michael Margolies, the Company's Chairman. The action alleged that the Company breached an agreement to purchase certain trucks from Jackson & Johnson for $160,000, breached an employment agreement with William Orr pursuant to which he would be paid $90,000 a year for three years, and breached a restrictive covenant agreement pursuant to which Mr. Orr was to receive certain percentages (from 3/4% to 2%) of the gross revenues of Jay & Jay Transportation and other trucking operations subsequently acquired by the Company. The Company has denied the allegations, and alleged that in connection with the sale of the Jackson & Johnson assets Mr. Orr failed to disclose certain liabilities which exceeded in magnitude the amounts which the Company had agreed to pay Mr. Orr. In addition, the Company has paid for various items relating to Jackson & Johnson which exceeds $160,000 and believes that such items will serve as an offset to the $160,000 purchase price.

         Accident Claims

         The Company is subject to a number of claims arising over the years from accidents involving the Company's transportation vehicles. The Company's liability insurance covers each of these claims. The Company is responsible, however, for the amount of the deductibles from insurance coverage as to these claims. At December 31, 1996 the total amount of the deductibles for which the Company was responsible in connection with pending claims was approximately $67,000. The Company has recorded a liability of $55,000, which the Company believes is a reasonable estimate of the loss it will incur in connection with settlement of these claims, based on the advice of the Company's insurance carriers as to the likelihood that an adverse result will occur.

         The Company is party to various matters in litigation. As to any of them which involve material claims against the Company, Management believes that the Company's insurance coverage is adequate to protect the Company from material adverse effects.

Item 4              SUBMISSION OF MATTERS TO A
------               VOTE OF SECURITY HOLDERS
                    --------------------------


         None.

                             PART II



Item 5               MARKET FOR THE COMPANY'S
------               COMMON STOCK AND RELATED
                     SECURITY HOLDER MATTERS
                     -----------------------

         The following table sets forth the high and low bid information for the Company's Common Stock as quoted on the NASDAQ SmallCap Market. The prices for periods before August 27, 1996 take into account the one-for-six reverse stock split on August 27, 1996.


                             High              Low
Quarter Ending               Bid               Bid
--------------               ---               ---

  1996
December 31                  $2.25             $1.25
September 30                 $6.75             $2.06
June 30                      $9.42             $6.00
March 31                     $6.38             $4.13

   1995
December 31                  $8.63             $5.25
September 30                 $10.07            $4.88
June 30                      $5.72             $3.00
March 31                     $6.00             $3.56

                  The foregoing quotations represent prices between dealers and do not include retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                  As of May 1, 1997, the Company had 3,298 Common shareholders of record.

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

Item 6             MANAGEMENT'S DISCUSSION AND
------           ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                 -------------------------------

Result of Operations

                        Year Ended December 31, 1996 vs.
                          Year Ended December 31, 1995
                          ----------------------------

                  At the end of 1996 Management determined that the Company's expansion from its traditional focus on transportation services into custom equipment manufacturing and entertainment operations was not working well. The Company's capital was subject to too many competing demands, and the energy of the Company's management was being dissipated. Accordingly, in November, the decision was made to discontinue the Company's entertainment operations as well as the airbag manufacturing operations of its subsidiary, Automated Solutions, Inc. ("ASI"). Shortly into 1997 the entertainment operations and ASI were sold. Additionally, the Company anticipates completion of its remaining material contract with ATAB's sole customer, Stewart and Stevenson, in June 1997. The Company is attempting to secure other customers and other work with Stewart and Stevenson, but continued operations at ATAB beyond June 1997 cannot be assured. For the future, therefore, the Company has returned to its roots: a directed focus on transportation operations, albeit in a wide variety of modes.

                  The effect of these changes on the results of operations for 1996 were not positive. The Company realized a loss of $2,668,216 from its discontinued operations in 1996. At the same time the debt incurred by the Company so that it could advance approximately $5,000,000 to fund the operations of ASI continued to accrue interest, resulting in an 82% increase in total interest and Bridge loan expense over 1995. Finally, corporate overhead attributable to the now discontinued plan to be a multi-faceted operation continued to produce expenses disproportionate to the Company's revenues.

                  As a result of these factors, the Company realized a $4,206,232 reduction in Income from Operations, despite a $7,839,430 increase in revenues attributable to the Company's transportation acquisitions in 1996 and late 1995. Income from Continuing Operations fell $5,187,477, and the Company realized a net loss of $6,694,451, compared to net income of $1,123,918 in 1995.

                  In April 1996, the Company completed a Bridge Financing, issuing an aggregate of $1,200,000 principal amount of Bridge Notes. The Company received net proceeds of $982,000, after deducting the placement agent's discount and expense allowance and other expenses of the offering. Upon repayment of the Bridge Notes, the Company recognized a charge to operations of $441,038 based on the difference between the discounted amount of the note and the principal repaid. Such charges are included in interest expense.

                  The Company incurred substantial losses in the 4th quarter of 1996, a net loss of $7,521,797 in the 4th quarter versus net income of $827,346 realized for the nine months ended September 30, 1996. This loss was attributable to several factors. First, the Company sustained substantial losses in the segments which the Company's management decided to discontinue, these losses contributing materially to such decision to discontinue:

                               FOURTH QUARTER LOSS

                  The Company incurred a loss of $6,694,451 for the year ended December 31, 1996, as compared to net income of $827,346 reported by the Company for the nine months ended September 30, 1996, as shown in the table below.

                       U.S. Transportation Systems, Inc.
                      Consolidated Statement of Operations

                                     Nine Months   Three Months       Year
                                        Ending        Ending          Ended
                                       09-30-96      12-31-96        12-31-96
                                     (Unaudited)   (Unaudited)      (Audited)
                                     -----------    ----------     -----------
Revenue                              $15,403,166    $6,106,585     $21,509,751
Operating Expenses                    13,420,885    10,905,162      24,326,047
                                     -----------    ----------     -----------
Operating Income/(Loss)                1,982,281    (4,798,577)     (2,816,296)
Other Income/(Expense)                  (557,814)       97,875        (459,939)
                                     -----------    ----------     -----------
Income/(Loss) from Continuing
     Operations Before Income Taxes    1,424,467    (4,700,702)     (3,276,235)
Income Tax Expense                             0       750,000         750,000
                                     -----------    ----------     -----------
Income/(Loss) from Continuing
     Operations                        1,424,467    (5,450,702)     (4,026,235)
Losses from Discontinued Operations     (597,121)   (2,071,095)     (2,668,216)
                                     -----------    ----------     -----------
Net Income/(Loss)                       $827,346   ($7,521,797)    ($6,694,451)
                                     -----------    ----------     -----------


                  Substantial losses were incurred by the discontinued segments, a fact which contributed to management's decision to discontinue such segments:
ASI incurred an operating loss of $1,565,927 in the fourth quarter, primarily due to a substantial downturn in business and the discontinued entertainment segment incurred a fourth quarter loss of $308,325, primarily related to a continuing erosion of profit margins. Additionally, at December 31, 1996, the Company recorded $196,843 for estimated losses by ASI during the phase-out period. The fourth quarter loss is also attributable to a number of factors impacting continuing operations, as listed below.

     Loss on settlement of Mountain View receivable                    $215,500
     Write-off of notes and other receivables due to a year-
          end assessment of the associated collectibility               339,969
     Expense related to valuation differential resulting from
          change in features of preferred stock held by the
          Company's Chairman or by persons or entities related
          to the Chairman                                               680,000
     Expense related to obligations to issue 1,000,000 common shares in regards to a long-term employemnt agreement entered
          into with the Company's Chairman                            1,562,500
     Expense of consulting fees                                         594,659
     Increase in corporate wages, resulting from management staff being increased in line with the Company's strategic
          growth plan                                                   200,000
     Operating loss incurred at ATAB, resulting from work with
          substantially lower profit margins                            171,052
     Write-off of certain assets as a result of management
          determination of a permanent impairment in the ATAB's
          future profitability                                          782,410
     Losses incurred by the Company's trucking divisions:
          Write-down of previously capitalized expenses, determined
               at year-end to possess no tangible future benefit        161,800
          Costs incurred eastablishing a more profitable routing
               structure                                                320,000
     Increase in deferred tax valuation allowance, resulting in a
          write-off of previously recorded deferred tax asset           750,000
                                                                        -------
    Total                                                            $5,777,890
                                                                     ----------

                  As most of the factors impacting upon fourth quarter operations are non-recurring items, the Company anticipates substantial improvement in results from continuing operations in 1997 as compared to the fourth quarter of 1996. However, while the Company adjusts to its new focus and recent large acquisitions, little, if any, income is expected to be generated through at last the first two quarters of 1997. The loss of ATAB's aforementioned contract with Stewart and Stevenson, alone, represents a loss of approximately $900,000 in net income for 1996 prior to certain asset realization adjustments noted above, and none of the Company's recent acquisitions is expected to generate an equivalent amount of income in 1997.

                  At December 31, 1996, for United States federal income tax purposes, the Company had consolidated net operating loss ("NOL") carryforwards of approximately $12,100,000 due to expire commencing in 2002. The Company also had tax credit carryforwards of approximately $470,000 due to expire commencing in 1997. The availability of these NOL and tax credit carryforwards to reduce or offset future taxable income and tax liability of the Company is subject to various limitations under the Internal Revenue Code of 1986, as amended (the "Code"). Because the substantial portion of the tax credits expire in the next five years, and as the Company is required to first utilize its NOL carryforward to offset future earnings, the Company does not anticipate realizing any material benefit from its tax credits. Further, the Company's ability to utilize the NOL carryforward is restricted upon the occurrence of an "ownership change" within the meaning of section 382 of the Code. Although the determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change has occurred as a result of various stock transactions in which it engaged during 1996. As a result of the ownership change, the Company will generally be permitted to utilize NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income to the extent that the amount of such income does not exceed the product of (the "Section 382 Limit") (i) the fair market value of the Company's outstanding equity at the time of the ownership change and (ii) a long-term tax-exempt rate published by the Internal Revenue Service. The Company's use of its accumulated NOL will be thereby limited to approximately $605,000 per year. As a result, the Company believes that it may not utilize its full NOL carryforwards.

                        Year Ended December 31, 1995 vs.
                          Year Ended December 31, 1994
                          ----------------------------

                  The Company's revenue from its transportation operations for 1995 increased from $9,225,391 in 1994 to $9,455,622 in 1995. The increase in transportation revenue is primarily attributable to the Company's acquisition in July of 1995 of Armstrong Freight Service, and in July 1995 of Trans Lynx Express, which contributed approximately $1.4 million in revenue offset by a decrease in revenue at TMSI of approximately $800,000 resulting from the fact that there was a World Cup event in 1994 for which there was nothing comparable in 1995. The Company's newly acquired segment, manufacturing operations provided $5,119,871 of revenues in 1995 which includes $905,172 of revenue from the operations of ASI, which was subsequently discontinued. Each of the Company's segments operated profitably for the year ended 1995.

                  On October 31, 1995, the Company's contract with Delta Airlines was terminated. The Company had provided employee shuttle services for Delta at the Cincinnati Airport. Additionally, the Company's contract with AMTRAK was assigned to the purchaser pursuant to the sale of the Company's Toledo, Ohio based charter operations. These contracts together generated revenue of approximately $550,000 per year and annual net income of approximately $70,000. As the Company anticipates annual revenue and income from its recently acquired subsidiaries, Armstrong and USTI, to exceed the revenue and earnings from the aforementioned lost contracts, the Company does not expect the decreased revenue and earnings to represent a continuing trend.

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

                  Net interest (i.e., interest expense netted against interest income) decreased marginally for 1995 as compared to 1994 from a net expense of $85,851 for 1994 to a net expense of $62,988 for 1995. This results in part from the interest earned on the proceeds of the public offering which was completed on February 28, 1995 and in part from the increase in the Company's net investment in sales-type leases.

                  Because the Company, near the end of 1996, entered into a plan of discontinuance for its custom equipment manufacturing segment (ASI) and its entertainment business segment, the results of operations of these segments have been removed from continuing operations in the Statement of Operations for the year ended December 31, 1996. In 1995, from the time it was acquired in November 1995, ASI had revenues of $905,172 and net income of $94,545. The entertainment business segment had revenues of $2,775,480 and $2,592,934 in 1995 and 1994, respectively, and net income of $35,330 in 1995 versus a net loss of $161,180 in 1994.

                  Revenues from continuing operations in 1995 was 48% greater than during 1994 and income from continuing operations increased by 26%, from $919,665 in 1994 to $1,161,242 in 1995, income from continuing operations being 9% of revenue in 1995 and 10% in 1994.

The primary reasons for this increase were the acquisition of ATAB during the last quarter of 1994 and the discontinuance of the operations noted above. Selling, general and administrative expenses increased by 26%, from $2,502,076 in 1994 to $3,149,187 in 1995, primarily reflecting the acquisition of Armstrong, selling, general and administrative expense representing 27% of revenue in 1994 and 23% in 1995. Depreciation and amortization expense increased from $495,591 to $731,956, 1994 as compared to 1995, or 5% in both years as a percentage of revenue. In connection with the acquisition of ATAB, the Company incurred cost of goods sold expense of $2,180,195 against revenues of $4,214,699 in 1995; ATAB had only minimal revenues in 1994 as it was in a start-up mode the first four months following its being acquired in October 1994. Operating expenses, as would be expected, also increased, from $5,104,527 in 1994 to $5,814,900 in 1995; however, operating expenses, when combined with cost of goods sold, as a percentage of revenue increased from 55% to 58%, a trend the Company expects to continue as it intends to aggressively pursue acquisition opportunities in full-load tractor-trailer and local package delivery, areas which tend to have somewhat lower profit margins. Rent expense increased both in dollar amount from $84,476 in 1994 to $404,147 in 1995, and as a percentage of revenue, from 1% to 3%; this resulted chiefly from the fact that Armstrong operated equipment held pursuant to operating leases for a significant portion of its delivery service. As a net result of all of the aforementioned and taking into account the results of discontinued operations, the Company's results from operations increased from a net loss of $94,995 in 1994 to a net income of $1,123,918.

LIQUIDITY AND CAPITAL RESOURCES

                  In April 1996, the Company completed the Bridge Financing, issuing an aggregate of $1,200,000 principal amount of Bridge Notes. The Company received net proceeds of $982,000, after deducting the placement agent's discount and expense allowance and other expenses of the offering. As a result of the repayment of the Bridge Notes from the proceeds of the public offering, the Company issued to the investors in the Bridge Financing an aggregate of 69,136 Bridge Units identical to the units which were sold in the Offering.

                  In August, 1996 the Company completed a public offering of 1,815,000 Units of securities, each "Unit" consisting of one share of Common Stock and one Common Stock Purchase Warrant. The net proceeds obtained by the Company from the offering totalled $5,013,056. In addition, early in 1996 convertible debentures issued by the Company in the principal amount of $3,450,000 and convertible preferred stock issued for net proceeds of $256,728 were converted into a total of 842,556 shares of Common Stock, further increasing the Company's liquidity. The intended use of the net proceeds of these financings will be to expand current operations, such as Armstrong Freight Service and the USTI tractor-trailer operations, and to finance acquisitions.

                  In October of 1996 the Company refinanced its line of credit by entering into a three year agreement with Israel Discount Bank. The new agreement has a maximum borrowing balance of $3,500,000 secured by accounts receivable and sales-type leases receivable, and an additional maximum borrowing balance of $1,500,000 secured by equipment. The borrowings are further secured by property belonging to Michael Margolies, Chairman of the Company. The agreement contains no covenants regarding operational performance, capital expenditures or liquidity. The interest rate on the new agreement is 1 1/2 percent over prime. The agreement terminates on September 1, 1999.

                  The Company's decision to discontinue the operations of ASI and the entertainment division near the end of 1996 should have a positive effect on cash flow for the future. During 1996 the Company's continuing operations provided $718,628 in net cash to the Company. The discontinued operations, however, used a total of $3,561,579 in cash during 1996. The sale of both ASI and the entertainment division in early 1997 will eliminate that burden on cash flow. On the other hand, cash flow may be burdened for the early part of 1997 by the Company's efforts to reorganize its recently-acquired USTI tractor-trailer operations.

                  In March 1997 the Company sold ASI and received $100,000 cash and secured notes for $5,160,868 and a deferred payment of $685,000 which is due April 1, 1999. The note which accrues interest is paid at approximately at the rate of $80,000 per month for a two year period with a balloon payment of the unpaid principal on April 1, 1999.

                  The Company has no significant commitments at this time which would require that it expend capital and believes its current facilities and capital equipment are adequate for the Company as currently structured. The aforementioned refinancing of the Company's line of credit significantly increased the Company's credit availability and, combined with the proceeds of the recent public and private offerings of securities, significantly improved the Company's working capital balance, creating a positive balance of $5,348,239 at December 31, 1996. The Company believes that this capital is sufficient to fund the Company's operations for the coming year.

                  At December 31, 1996 the Company had $126,000 of irrevocable standby letters of credit, $50,000 of which is to cover the Company's liability with respect to pending accident claims, and the remainder of which collateralize various operational bonds. As of December 31, 1996 the Company has recorded a liability of $55,000 with respect to pending accident claims, which amount is included in Other Current Liabilities. The Company has recorded all contingent liabilities which it believes are likely and measurable and does not anticipate actual losses in these matters to exceed what has been accrued or to have a material effect on the Company's liquidity.

Item 7              FINANCIAL STATEMENTS AND
------                  SUPPLEMENTAL DATA
------                  -----------------

              Response to this Item is contained in Item 13.


Item 8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------        ON ACCOUNTING AND FINANCIAL DISCLOSURE
              ---------------------------------------------

                  (See Annual Report on Form 10KSB for the year ended December 31, 1995.)

                             PART III


Item 9               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
------                AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(a) OF THE EXCHANGE ACT
                        ---------------------------------

                  The following table sets forth certain information regarding the officers and directors of the Company as of May 1, 1997:

     Name                 Age                      Position
     ----                 ---                      --------

Michael Margolies  ...    69    Chairman of the Board, Chief
                                Executive Officer and President
Terry A. Watkins  ....    46    Executive Vice President, Chief
                                Financial Officer and Secretary
Jay Owen Margolies  ..    46    Director
K. Thomas Wegerbauer .    59    Director
Stanley Chason  ......    68    Director
Robert I. Blackman  ..    68    Director

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

                  Michael Margolies has been a director of the Company since
                  -----------------
1975. He has been the Chairman of the Board and Chief Executive Officer of the Company since 1978. Mr. Margolies is the father of Jay Owen Margolies, the past President and one of the Company's Directors.

                  Terry A. Watkins, CPA, has served as the Chief Financial
                  ----------------
Officer of the Company since May 1993. Prior to joining the Company, Mr. Watkins worked as a consultant on financial accounting matters.

                  Jay Owen Margolies has been a director of the Company since
                  ------------------
1979. He is currently employed as Senior Advisor by the Company on a part-time basis, advising the Company regarding operations management. From 1988 until June 1995 he was the President and Chief Operating Officer of the Company. Jay Owen Margolies is the son of Michael Margolies, the Company's Chief Executive Officer.

                  K. Thomas Wegerbauer has been a director of the Company since
                  --------------------
1976. He served as the President and Chief Operating Officer of the Company from 1976 to 1987. He now serves as a consultant to the Company on a part-time basis, primarily advising the Company regarding contract bidding and labor relations.

                  Stanley Chason has been a director of the Company since July
                  --------------
1996. From 1962 until his retirement in 1984, Mr. Chason held various positions with Gelco Corporation ("Gelco"), a company listed on the New York Stock Exchange which is engaged in all aspects of vehicle leasing. His last position with Gelco was as Executive Vice President and a member of the Board of Directors. Mr. Chason was also Chairman and Chief Executive Officer of the Fleet and Management Services Division of Gelco.

                  Robert I. Blackman has been a director of the Company since
                  ------------------
July 1996. For more than the past five years, Mr. Blackman has been the President and Chief Executive Officer of the Best of Brooklyn Properties, Inc., a private real estate investment firm.

Compliance With Section 16(a) of the Exchange Act

                  None of the directors, officers or beneficial owners of more than 10 percent of the Company's common stock failed to file on a timely basis reports required during the 1995 fiscal year by Section 16(a) of the Exchange Act.

Item 10               EXECUTIVE COMPENSATION
-------               ----------------------

                  The following table sets forth all compensation awarded to, earned by, or paid by the Company to the following persons for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 1996, 1995 and 1994: (1) the Company's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 1996 exceeded $100,000.


                           Summary Compensation Table
                           --------------------------

       (a)                                          (d)                (e)
Name and                          (b)     (c)     Restricted
Principal Position                Year   Salary   Stock Award(1)      Other
------------------                ----   ------   --------------    ----------

Michael Margolies                 1996   $230,000                  *$2,292,500
 Chairman of the                  1995   $230,000                   $   50,000
 Board, Chief Executive           1994   $230,000   $600,000        $   50,000
 Officer

Terry A. Watkins                  1996   $112,000
 Chief Financial Officer
------------------------

*A change in the features of the preferred stock resulted in additional compensation of $680,000 plus the required issuance pursuant to the terms of Michael Margolies' long term Employment Agreement resulted in additional compensation of $1,562,500. Included in above compensation is a $50,000 premium for life insurance which is paid by the Company on behalf of Michael Margolies.

(1) Represents the market value of shares granted under the Restricted Stock Grant Program. Aggregate Restricted Stock Grants were 183,333 shares at December 31, 1996, with a value on that date of $297,916. None of the stock grants vest prior to August 31, 1998. They then vest in 25% increments until August 31, 2001. No dividends are to be paid with respect to unvested shares. The named executive officers held shares as follows at May 1, 1997:
          Michael Margolies - 133,333 shares, $374,999; Terry Watkins - 9,333 shares, $26,249 value.

EMPLOYMENT AGREEMENTS

          Michael Margolies, Chairman of the Company, has an employment agreement with the Company dated November 18, 1996. Pursuant to the Agreement, Mr. Margolies will serve as Chief Executive Officer through December 31, 2007. The Company will pay him a salary of $250,000 per annum plus annual increases at least equal to the CPI. The Company will also pay him a bonus equal to eight percent of the Company's pre-tax income. At the time of the Agreement, the Company awarded Mr. Margolies the right to receive one million shares of Common Stock, which he exercised in February, 1997, when the market price of the Common Stock was $1.5625 per share. The Agreement further provides that in the event of a change in control of the Company the Company must (i) repurchase all shares of capital stock owned by Mr. Margolies or members of his family, (ii) pay Mr. Margolies ten times his last annual salary, (iii) issue to Mr. Margolies 25% of the Common Stock of the Company, and (iv) repay all loans by the Margolies family to the Company. Mr. Margolies has agreed to waive these "change of control" provisions in connection with the proposed merger with Precept Investors, Inc.

REMUNERATION OF DIRECTORS

          The Directors of the Company receive no compensation for their services, but are reimbursed for out-of-pocket expenses incurred on the Company's behalf.

INCENTIVE STOCK OPTION PLAN

          The Company formerly had in place a stock option plan which terminated on September 1, 1995. Options for a total of 5,500 shares were granted under such plan, of which 4,666 were exercised and 834 were cancelled.

PROFIT SHARING PLAN

          In August 1985, the Company's Board of Directors adopted a Profit Sharing Plan and Trust (the "Plan") which is open generally to Company employees, including its officers. The Plan provides that the Company may make contributions in amounts up to 15% of total eligible participants' compensation. Emplolyees may also elect to contribute up to 10% of compensation paid during the period of participation in the Plan, subject to certain conditions. Participants' interests become fully vested upon their retirement, death or disability. Upon termination of employment for any other reason, a vested interest of a participant is based upon the schedule contained in the Plan. The Plan is intended to qualify as a tax-exempt plan and trust under Sections 401 and 501 of the Code. To date, no contributions have been made under the Plan.

EMPLOYEE STOCK AND STOCK OPTION PLAN

          In September 1996 the Company established the U.S. Transportation Systems, Inc. Employee Stock and Stock Option Plan. On October 16, 1996, the Company registered 2,000,000 common shares pursuant to a Form S-8 filing with the Securities and Exchange Commission. The stock is reserved for issuance to the Company's Employees, Directors, Officers, or in consideration for bona fide services provided to the Company by consultants or advisors. The Company's Board has the sole discretion in determining when to issue such shares. As of December 31, 1996, the Company had issued 326,000 Common Shares so registered under such Form S-8 filing. The Company had no commitment at December 31, 1996 to issue any additional shares.

RESTRICTED STOCK GRANT PROGRAMS

          On January 18, 1994, the Board of Directors of the Company adopted a Restricted Stock Grant Program (the "Program") pursuant to which 183,333 shares of Common Stock were reserved for issuance. The Program provided that if the Company recorded more than $12,000,000 in sales during the twelve months ending on June 30, 1994, the shares would be issued to each of the Company's three officers (the "Grantees") who remained employed by the Company on that date. Those conditions were satisfied, and the shares were issued as follows:

          Michael Margolies -    133,333 shares
          Jay Owen Margolies -    40,667 shares
          Terry A. Watkins -       9,333 shares

          The terms of the Program were amended in April 1995. Under the amended terms, the shares issued under the Program are subject to the following restrictions:

          After each of the fiscal years from 1996 through 1998, one-fifth of the shares granted (36,666 associated with each year) are subject to forfeiture, as follows:

   - 12,222 will be forfeited if the Company's sales in that year are less than $15,000,000.

   - 12,222 will be forfeited if the Company's income from continuing operations before income tax fails to exceed a "income standard." The "income standards" will be: 1996 - $990,000; 1997 - $1,089,000; and 1998 - $1,197,900.

   - 12,222 will be forfeited if the Company's earnings per share fail to exceed an "earnings standard." The "earnings standards" (based on 1,222,198 shares of Common Stock outstanding) will be: 1996 - $.78; 1997 - $.84; and 1998 - $.96.
For 1996 the earnings per share standards refer to income after taxes; for 1997 and 1998, the earnings per share standards refer to income before taxes.

   If any shares are subject to forfeiture in any one year due to failure to meet the standards set forth above, but the average of that year and the other three years would exceed the standard in that year, then the shares will not be forfeited.

   All shares held by a grantee shall be forfeited if his employment by the Company terminates prior to the date the restrictions lapse. Further, the shares are restricted from transfer, provided that with respect to 25% of the number of shares granted under the Program, such shares will become unrestricted stock on August 15, 1998. The restriction will lapse with respect to each additional 25% of such number of shares on August 15 of each successive year. The restriction will also lapse as to all shares granted to a grantee on the first to occur of
(i) the termination of that grantee's employment with the Company by reason of his disability, (ii) the grantee's death, (iii) termination of the grantee's employment by the Company without good reason, or (iv) a change of control of the Company.

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

Contingent Stock Grant Program for ASI Stockholders

          In addition to the Employment Agreements entered into with the former ASI stockholders, on November 13, 1995, the Company adopted a Contingent Stock Grant Program ("ASI Program") pursuant to which 166,667 shares of Common Stock were reserved for issuance to them. The ASI Program provides that 55,556 of the shares will be issued to each of the ASI Stockholders (the "Grantees"). The shares issued under the ASI Program are subject to the following restrictions:

          After each of the three fiscal years from 1996 through 1998, one-third of the shares granted (18,519 per Grantee per year) are subject to forfeiture. 5,556 of the shares will be forfeited if the Grantee is not an employee of ASI on the last day of the fiscal year. The other 12,963 shares will be forfeited if ASI's pre-tax income for the year does not exceed the threshold stated below:

                  Year                         Threshold
                  ----                        -----------
                  1996 ............           $  750,000
                  1997 ............            1,500,000
                  1998 ............            2,500,000

          The shares granted under the ASI Program are restricted from transfer, which restriction will lapse, with respect to 33% of such shares on April 15, 1997. The restriction will lapse with respect to each additional 33% of such number of shares on April 15 of each successive year. The restriction will also lapse as to all shares granted to a Grantee on the first to occur of (i) the termination of that Grantee's employment with the Company by reason of his disability, (ii) the Grantee's death, (iii) termination of the Grantee's employment by the Company without good reason, or (iv) a change of control of the Company.

          There is no requirement under law for the Company's Board of Directors to obtain stockholder approval of the Program or the ASI Program (collectively, the "Programs"). Accordingly, the Board did not seek such approval. The failure to obtain stockholder approval will adversely affect the Company only if in any year the total compensation paid by the Company to any of its officers (including taxable "compensation" occurring by reason of the lapse of restrictions on shares granted under the Programs) exceeded $1,000,000. In that case, the Company would not be able to take a deduction on its tax return for the excess compensation by reason of its failure to obtain stockholder approval of the Programs. The Board of Directors decided, however, that the likelihood of total compensation to any offer exceeding $1,000,000 is sufficiently small that it did not warrant obtaining stockholder approval for the Programs. In March 1997, the Company sold ASI.
                                       21

Item 11                       SECURITY OWNERSHIP OF
-------                        CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT
                              ---------------------

          The following table sets forth the equity securities of the Company beneficially owned by any person who, to the knowledge of the Company, owned beneficially more than 5% of either class of voting stock as of May 1, 1997, by all directors of the Company, and by the directors and officers of the Company as a group. The table also indicates the number of votes to which each person would be entitled in the event of a shareholders meeting and the percentage of the total voting power represented thereby. None of the persons identified below owns any securities of the Company other than the Common Stock and the Series M Preferred Stock listed below.

                                      Amount and                     Percent-
                                      Nature of                      age of
                                      Beneficial  Percentage         Voting
Title of Class  Beneficial Owner      Ownership    of Class   Votes  Power(8)
--------------  ----------------      ---------    --------   -----  --------

Common Stock    Michael Margolies(1)  2,690,116     32.2%    2,690,116   32.2%
$.01 par value                         shares bene-
                                       ficially (2)(3)(4)

Series M        Michael Margolies       156,600     87.0%         -         -
Preferred Stock                       shares bene-
$.01 par value                        ficially (4)

Common Stock    Jay Owen Margolies(1)   286,054      4.0%      286,054    4.0%
$.01 par value                         shares bene-
                                       ficially (2)(5)

Series M        Jay Owen Margolies       23,400     13.0%          -       -
Preferred Stock                        shares of
$.01 par value                          record

Common Stock    K. Thomas Wegerbauer      1,000      0.1%        1,000    0.1%
$.01 par value                         shares of
                                       record

Common Stock    All officers and      2,986,803     34.9%    2,986,803   34.9%
$.01 par value  directors as a        shares benefi-
                group (4 persons)     cially (2)(3)(5)

Series M        All officers and        180,000    100.0%          -        -
Preferred Stock directors as a         shares of
$.01 par value  group (4 persons)      record (3)

Common Stock    Margolies Family        855,000     11.1%      855,000   11.1%
$.01 par value  Trust (6)               shares bene-
$.01 par value                          ficially (7)

(1) Michael Margolies and Jay Owen Margolies are father and son. Each, however, specifically disclaims any present ownership interest in the securities of the Company owned by the other.

(2) Include shares of Common Stock issued pursuant to the Restricted Stock Grant Program as follows: Michael Margolies - 133,333 shares, Jay Owen Margolies - 40,666 shares, Terry A. Watkins - 9,333 shares.
         See:  "Management - Restricted Stock Grant Programs."

(3) Includes 1,487,700 shares of Common Stock issuable upon conversion of 156,600 shares of Series M Preferred Stock beneficially owned by Mr. Margolies. The Series M Preferred Stock is not convertible until after December 31, 1997.

(4) Includes 90,000 shares of Series M Preferred Stock owned by the Margolies Family Trust, or 855,000 shares of Common Stock issuable upon conversion of the Series M Preferred Stock. Michael Margolies disclaims beneficial ownership of said shares.

(5) Includes 222,300 shares of Common Stock issuable upon conversion of 23,400 shares of Series M Preferred Stock beneficially owned by Mr. Margolies. The Series M Preferred Stock is not convertible until after December 31, 1997.

(6)      The trustee of the Margolies Family Trust is Elaine
         Margolies, wife of Michael Margolies. The beneficiaries of the Margolies Family Trust are Mrs. Margolies and children of Michael Margolies.

(7) Includes 855,000 shares of Common Stock issuable upon conversion of 90,000 shares of Series M Preferred Stock beneficially owned by The Margolies Family Trust. The Series M Preferred Stock is not convertible until after December 31, 1997.

(8) In determining percentage of voting power of Common Stock, all shares of Series M Preferred Stock owned by the shareholder are deemed to have been converted into Common Stock and are included in total outstanding.


Item 12              CERTAIN RELATIONSHIPS AND
-------                RELATED TRANSACTIONS
                     -------------------------

                  Throughout the life of the Company, Michael Margolies and members of his family have provided loans to finance the Company's operations when needed. In 1994 the outstanding balance of these loans, $707,676 at that time, was consolidated into a promissory note bearing interest at 15% per annum. Since that time additional amounts have been added to the note, as the Company has borrowed from the Margolies Family. As a result, at December 31, 1996 the Company had a balance due on the note of $1,105,114.

         On December 26, 1994, the Company entered into an agreement to purchase all of the outstanding capital stock of Camelot Consultants, Inc. ("Camelot") from the Margolies family. The principal assets of

Camelot were buses leased to the Company and to third parties and certain real estate used by the Company at that time. Independent appraisals of the net assets of Camelot valued Camelot at between $1,800,000 and $1,900,000. The Company acquired Camelot in order to take advantage of Camelot's stream of lease revenues and to eliminate rental payments to Camelot, the combination of which increased the Company's cash flow by approximately $300,000 annually. The purchase of Camelot by the Company was completed on December 31, 1994, at which time the Company issued 180,000 shares of its Series C Preferred Stock in payment for Camelot. The Series C Preferred Stock paid a dividend of 10.65% per annum and had a liquidation preference of $10 per share. Each share of Series C Preferred Stock had voting rights equal to 20 shares of the Common Stock.

         On April 12, 1996 the Company purchased two buses from a corporation controlled by Michael Margolies for the sum of $240,000. The $240,000 is included in the balance due Mr. Margolies in the amount of $1,105,114 as of December 31, 1996.

         On November 18, 1996, the Company and the holders of the Series C Preferred Stock agreed to exchange the Series C Preferred Stock for an equal number of shares of Series M Preferred Stock. The terms of each share of the Series M Preferred Stock are that it has no dividend rights, no voting rights, a liquidation preference of $10 per share, and is convertible into 9.5 shares of Common Stock. The Company entered into an eleven year employment agreement, starting January 1, 1997, with Michael Margolies, which agreement, among other things, grants Mr. Margolies an issuance of 1,000,000 shares of the Company's Common Stock. This issuance, took place in February 1997. The 1,000,000 shares on November 18, 1996 had a market value of $1,562,000 and the Company expensed this amount to its consolidated statement of operations for the year ended December 31, 1996.

         The Company believes that the terms of all of the transactions discussed in this section were no less favorable to the Company than those which could have been obtained from non-affiliated parties.

Item 13            EXHIBITS, FINANCIAL STATEMENT
-------          SCHEDULES AND REPORTS ON FORM 8-K
                 ---------------------------------

(a)  List of documents filed as part of this report:

     (1) Financial statements and financial statement schedules

         (i) The Financial Statements of U.S. Transportation
             Systems, Inc. and the Independent Auditors' Report of Mahoney Cohen & Company CPA, P.C., is attached hereto.

(b)   8-K Reports - none.

(c)   Exhibits:

3-a.              Articles of Incorporation, as amended to January 13, 1986. (1)

3-a(1) Certificate of Amendment of Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for Quarter Ended September 30, 1990 and incorporated herein by reference.

3-a(2) Certificate of Amendment of Certificate of Incorporation dated March 7, 1994. (3)

3-a(3)            Form of Certificate of Designation of Series A Preferred
                  Stock. (3)

3-a(4)            Certificate of Designation of Series C Preferred Stock. (3)

3-a(5) Certificate of Designation of Series E through L Preferred Stock - filed herewith.

3-a(6) Certificate of Designation of Series M Preferred Stock - filed herewith.

3-b.              By-laws. (1)

4-a.              Specimen of Common Stock Certificate. (1)

4-b.              Specimen of Class C Warrant (4)

4-c.              Form of Class C Warrant Agreement. (4)

10-a.             Employee Stock Option Plan. (1)

10-b. Employment Agreement between the Company and Michael Margolies dated November 18, 1996 - filed herewith.

10-c.             Restricted Stock Grant Program. (2)

10-d. Stock Purchase Agreement between the Company and Packaging Plus Services, Inc. dated December 31, 1996 relating to sale of USTS Entertainment Division - filed herewith.

10-e. Agreement dated April 6, 1987 between the Company and Ford Motor Company - filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.

10-f. Amendment to the Company's Agreement with Ford Motor Company dated July 1, 1991. Confidential treatment has been requested for certain portions of this exhibit, and these portions have been omitted. (2)

10-g(1) Stock Sale Agreement between the Company and Consolidated Financial Management, Inc. dated September 11, 1996 related to the acquisition of BancPro Transportation Inc. - filed herewith.

10-g(2) Consulting Agreement among the Company, Consolidated Financial Management, Inc., and BancPro Transportation Inc. dated September 11, 1996 - filed herewith.

10-h Stock Purchase Agreement dated October 8, 1994 between the Company and American Trade-A-Bus, Inc. (3)

10-i(1)           Letter of Agreement between the Company and Argent

                  Securities, Inc. dated December 1, 1994. (3)

10-i(2) Warrant to Purchase Shares issued by the Company to Argent Securities, Inc. dated December 1, 1994. (3)

10-j Stock Purchase Agreement between U.S. Trucking, Inc. and Logistics Management L.L.C. dated January 30, 1997 related to the acquisition of Gulf Northern Transport, Inc. - filed herewith.

10-k Agreement of Sale between the Company and KAC, Inc. dated March 27, 1997 related to the sale of Automated Solutions, Inc. - filed herewith.

10-l(1) Employment Agreement between the Company and Ronald P. Sorci dated July 10, 1996 - filed herewith.

10-l(2)           Agreement in satisfaction between the Company and Ronald P.
                  Sorci dated November 22, 1996 - filed herewith.

11. Statement re: computation of per share earnings for period ended December 31, 1996 - filed herewith.

22.               Subsidiaries -

                  Jetport, Inc.
                  Shortway River Rouge, Inc.
                  Black & White Cab Company, Inc.
                  Transportation Systems Corp.
                  Trans Lynx Express, Inc.
                  Priority Express Service, Inc.
                  Advance Technologies For American Business, Inc. BancPro Transportation, Inc.
                  Bus Properties, Inc.

                  Transportation Management Services, Inc.
                  U.S. Trucking, Inc.
                  Jay & Jay Transportation, Inc.
                  Mencor, Inc.
                  Gulf Northern Transportation, Inc.
-----------------------------

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

                  (4) Previously filed with the Securities and Exchange Commission as an exhibit to the Company's SB-2 registration statement (File Number 333-4104).

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              U.S. TRANSPORTATION SYSTEMS, INC.






                                              By: /s/  Michael Margolies
                                                  -------------------------
                                                  Michael Margolies,
                                                    Chief Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May , 1997.




/s/  Michael Margolies                          Chief Executive Officer and
----------------------------                    Chairman of the Board
Michael Margolies



/s/  Jay Owen Margolies                         Director
----------------------------
Jay Owen Margolies



/s/  K. Thomas Wegerbauer                       Director
----------------------------
K. Thomas Wegerbauer


/s/  Stanley Chason                             Director
----------------------------
Stanley Chason



/s/  Robert I. Blackman                         Director
----------------------------
Robert I. Blackman


/s/  Terry A. Watkins                           Chief Financial Officer
----------------------------                    (Principal Accounting Officer)
Terry A. Watkins

                       U. S. TRANSPORTATION SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 and 1995








                                                               Pages

Independent Auditor's Report                                    F- 1

Consolidated Balance Sheet                                      F- 2

Consolidated Statements of Operations                           F- 4

Consolidated Statements of Stockholders' Equity                 F- 6

Consolidated Statements of Cash Flows                           F- 8

Notes to Consolidated Financial Statements                      F-11

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
U.S. Transportation Systems, Inc.


         We have audited the accompanying consolidated balance sheet of U.S. Transportation Systems, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Transportation Systems, Inc. and subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Mahoney Cohen & Company, CPA, P.C.

New York,  New York
March 26, 1997

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1996

                                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                               $ 3,392,629
   Cash  -  restricted                                                                         159,747
   Accounts  receivable, net of allowance for doubtful
      accounts of $546,000 (Note 3)                                                          4,995,999
   Notes receivable                                                                            930,584
   Net investment in sales-type leases (Note 2)                                                840,263
   Inventories (Note 1)                                                                        594,275
   Prepaid and other current assets                                                            653,521
                                                                                            ----------
              TOTAL CURRENT ASSETS                                                          11,567,018
                                                                                            ----------
PROPERTY, PLANT AND EQUIPMENT:
   Revenue equipment (Notes 3 and 4)                                                         7,714,168
   Land and buildings                                                                        1,020,770
   Other                                                                                     1,897,346
                                                                                            ----------
              Total - at cost                                                               10,632,284

   Less:   Accumulated depreciation and amortization                                        (3,188,342)
                                                                                            ----------
PROPERTY, PLANT AND EQUIPMENT- NET                                                           7,443,942
                                                                                            ----------
NET ASSETS HELD FOR SALE (Note 14)                                                           4,591,806
                                                                                            ----------

OTHER ASSETS:
   Net investment in sales-type leases (Note 2)                                              1,520,474
   Goodwill, net of accumulated amortization
       of $496,075 (Note 1)                                                                  1,461,093
   Other intangible assets, net of  accumulated
      amortization of $172,026 (Note 1)                                                        986,974
   Notes receivable                                                                            354,218
   Other assets                                                                                402,305
                                                                                            ----------
TOTAL OTHER ASSETS                                                                           4,725,064
                                                                                            ----------
TOTAL ASSETS                                                                               $28,327,830
                                                                                            ==========
                                  See notes to consolidated financial statements.

                                       F-2

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Cash overdraft                                                              $   395,156
   Notes payable (Note 4)                                                        1,580,269
   Line of credit (Note 3)                                                       3,093,044
   Accounts payable                                                                998,347
   Accrued liabilities                                                             471,409
   Due to related party (Note 9)                                                   439,646
                                                                                ----------
TOTAL CURRENT LIABILITIES                                                        6,977,871
                                                                                ----------
LONG-TERM OBLIGATIONS, NET OF CURRENT
 MATURITIES:
   Notes payable (Note 4)                                                        3,710,740
   Due to related party (Note 9)                                                   665,468
                                                                                ----------

TOTAL LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                                            4,376,208
                                                                                ----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 10, 11, 18)

STOCKHOLDERS' EQUITY (Notes 11 and 20):
   Preferred stock - par value $.01 per share,
    redemption value $10.00 per share:
      Authorized - 10,000,000 shares
      Issued and outstanding - 180,000 shares                                    1,800,000
 Common stock - par value $.01 per share:
      Authorized - 50,000,000 shares
      Issued and outstanding - 6,801,512 shares                                     68,015
   Additional paid-in capital                                                   29,204,181
   Stock subscription receivable                                                   (37,785)
   Deferred compensation (Note 11)                                                (545,089)
   Accumulated deficit                                                         (13,515,571)
                                                                                ----------

TOTAL  STOCKHOLDERS'  EQUITY                                                    16,973,751
                                                                                ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                         $28,327,830
                                                                               ===========

                                  See notes to consolidated financial statements.

                                       F-3

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                  1996                   1995
                                                                               -----------           -----------
REVENUES                                                                       $21,509,751           $13,670,321
                                                                               -----------           -----------
EXPENSES:
   Cost of goods sold                                                              996,673             2,180,195
   Operating expenses for services                                              12,376,818             5,814,900
   Selling, general and administrative                                           8,253,096             3,149,187
   Depreciation expense                                                            973,570               607,095
   Rent expense                                                                  1,300,311               404,147
   Amortization of intangible assets                                               425,579               124,861
                                                                               -----------           -----------

 TOTAL EXPENSES                                                                 24,326,047            12,280,385
                                                                               -----------           -----------


(LOSS) INCOME FROM OPERATIONS                                                   (2,816,296)            1,389,936
                                                                               -----------           -----------

OTHER INCOME (EXPENSES):
   Interest expense                                                               (617,029)             (339,042)
   Interest income                                                                 387,305               276,054
   Gain / (loss) on sales of assets                                                 54,680              (419,775)
   Loss on Mt. View Settlement                                                    (215,500)              (75,796)
   Other  expenses                                                                 (69,395)              (34,135)
                                                                               -----------           -----------
             Other expenses, net                                                  (459,939)             (592,694)
                                                                               -----------           -----------

(LOSS) INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                          (3,276,235)              797,242

INCOME TAX EXPENSE (BENEFIT)                                                       750,000              (364,000)
                                                                               -----------           -----------

(LOSS) INCOME FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                                                           $(4,026,235)          $ 1,161,242
                                                                               -----------           -----------



                                  See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                 1996                    1995
                                                                            --------------       ---------------
(LOSS) INCOME FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                                                         $   (4,026,235)      $     1,161,242
                                                                            --------------       ---------------
DISCONTINUED OPERATIONS (Note 14):
Discontinuation of custom equipment manufacturing segment:
  (Loss) income from custom equipment manufacturing operations.                 (1,787,859)               94,545
  Estimated losses during phase-out period (Note 14)                              (196,843)                -
Discontinuation of entertainment ticket segment:
  (Loss) income from entertainment operations                                     (683,514)               35,330

Adjustment of estimated loss on disposal of charter segment,
   net of income tax  benefit of $86,000 in 1995 (Note 14)                          -                   (167,199)
                                                                            --------------       ---------------

LOSS FROM DISCONTINUED OPERATIONS                                               (2,668,216)              (37,324)
                                                                            --------------       ----------------

NET (LOSS) INCOME                                                               (6,694,451)            1,123,918

LESS:  PREFERRED DIVIDEND                                                          169,335               191,700
                                                                            --------------       ---------------

NET (LOSS) INCOME APPLICABLE TO
   COMMON SHAREHOLDERS                                                      $   (6,863,786)      $       932,218
                                                                            ==============       ===============

(LOSS) EARNINGS PER COMMON SHARE:
   (Loss) Income from continuing operations                                 $        (1.04)      $           .53
   (Loss) from discontinued operations                                                (.66)                 (.02)
                                                                            --------------       ---------------

(LOSS) EARNINGS PER COMMON SHARE                                            $        (1.70)      $           .51
                                                                            ==============       ===============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                            4,036,930             1,823,588
                                                                            ==============       ===============


                                  See notes to consolidated financial statements.


              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           Common Stock              Preferred Stock         Additional
                                                      ---------------------     ---------------------------    Paid-In
                                                        Shares      Amount        Shares       Amount          Capital
                                                      ----------  ---------     ---------    -----------     -----------

Balance, December 31, 1994                            1,222,198     $ 12,222       180,000    $1,800,000       $13,570,093
--------------------------                            ---------     --------      --------    ----------       -----------

Preferred stock issuance                                   -            -          170,000    2,040,000         (1,073,524)

Preferred stock conversion                              425,000        4,250      (170,000)  (2,040,000)         2,035,750

Restricted stock grant issuance                            -            -             -            -                  -

Stock options issued                                       -            -             -            -                  -

Preferred dividends                                       9,580           96          -            -                   (96)

Common stock issued in connection with purchase
  of Armstrong Freight Express                          130,000        1,300          -            -               564,200

Common stock issued in connection with purchase
 of  Trans-Lynx Express                                  19,424          194          -            -                84,296

Common stock issued in connection with purchase
   of Automated Solutions                               300,000        3,000          -            -             1,347,000

Common stock issued in exchange for
  consulting services                                    55,833          558          -            -               242,067

Common stock issued in connection with
  contract settlement                                     8,333           83          -            -                36,167

Stock options exercised                                  61,667          617          -            -               250,558

Net income                                                 -            -             -            -                  -
                                                      ---------     --------      --------    ---------        -----------

Balance, December 31, 1995 (carried forward)          2,232,035     $ 22,320       180,000    $1,800,000       $17,056,511
                                                      =========     ========       =======    ==========       ===========


RESTUBBED TABLE


                                                     Stock Sub-   Deferred       Retained
                                                    scription      Compen-       Earnings
                                                     Receivable    sation        (Deficit)       Total
                                                    ------------  -----------    -----------   ----------

Balance, December 31, 1994                          $    -      $ (811,359)   $  (7,555,263)  $7,015,693
--------------------------                            --------  ----------    -------------   ----------

Preferred stock issuance                                 -            -                -         966,476

Preferred stock conversion                               -            -                -            -

Restricted stock grant issuance                          -         135,667             -         135,667

Stock options issued                                     -          17,188             -          17,188

Preferred dividends                                      -            -            (220,440)    (220,440)

Common stock issued in connection with purchase
  of Armstrong Freight Express                           -            -                -         565,500

Common stock issued in connection with purchase
 of Trans-Lynx Express                                   -            -                -          84,490

Common stock issued in connection with purchase
   of Automated Solutions                                -            -                -       1,350,000

Common stock issued in exchange for
  consulting services                                    -            -                -         242,625

Common stock issued in connection with
  contract settlement                                 (36,250)        -                -           -

Stock options exercised                               (254,035)       -                -          (2,860)

Net income                                               -            -           1,123,918    1,123,918
                                                      -------   ----------    -------------   ----------

Balance, December 31, 1995 (carried forward)        $(290,285)  $ (658,504)   $  (6,651,785)  $11,278,257
                                                    =========   ==========    =============   ===========


               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                            Common Stock             Preferred Stock         Additional
                                                       -----------------------    ----------------------      Paid-In
                                                       Shares         Amount        Shares       Amount       Capital
                                                      ----------    ---------     ---------    --------     -----------

Balance, December 31, 1995 (brought forward)          2,232,035     $ 22,320       180,000    $ 1,800,000   $17,056,511
--------------------------------------------          ---------     --------      --------    -----------   -----------

Net proceeds from exercise of warrants and options       60,000          600         -             -            206,900

Common stock issued in connection with
  purchase of Krogel Freight                             18,333          183          -            -             54,817

Preferred stock issuance                                 -            -                300      300,000         (43,272)

Conversion of debentures into common stock              753,667        7,537          -            -          1,768,751

Preferred stock conversion                               88,889          889          (300)    (300,000)        299,111

Restricted stock grant issuance                           -            -              -            -              -

Preferred stock dividends                                 -            -              -            -              -

Repurchase of common stock                              (47,500)        (475)         -            -            (89,495)

Common stock issued in connection with bridge loan      109,957        1,100          -            -            248,454

Common stock offering net of offering costs
  of $1,500,208                                       1,705,043       17,050          -            -          4,996,006

Common stock issued in connection with
 consulting services                                    314,167        3,142          -            -            874,733

Common stock issued in connection with
 employment contracts                                    16,667          167          -            -            124,833

Common stock issued in connection with
  purchase of BancPro Transportation and
  employment agreement                                  336,000        3,360          -            -            864,540

Common stock issued in exchange for
 covenant not-to-compete                                199,444        1,994          -            -            548,006

Change in features of preferred stock                      -            -             -            -            680,000

Obligation to issue 1,000,000 shares of common stock
 in regards to long-term employment agreement with
 Company officer                                      1,000,000       10,000          -            -          1,552,500

Other                                                    14,810          148          -            -             61,786

Net loss                                                   -            -             -            -               -
                                                      ---------     --------      --------    ---------     -----------

Balance, December 31, 1996                            6,801,512     $ 68,015       180,000    $1,800,000    $29,204,181
                                                      =========     ========       =======    ==========    ===========

RESTUBBED TABLE

                                                           Stock Sub-       Deferred          Retained
                                                           scription         Compen-          Earnings
                                                           Receivable        sation           (Deficit)         Total
                                                           ----------       ----------        ----------      ----------

Balance, December 31, 1995 (brought forward)               $(290,285)       $(658,504)       $(6,651,785)    $11,278,257
--------------------------------------------               ----------       ----------        ----------     -----------

Net proceeds from exercise of warrants and options             -                -                 -              207,500

Common stock issued in connection with
  purchase of Krogel Freight                                   -                -                 -               55,000

Preferred stock issuance                                       -                -                 -              256,728

Conversion of debentures into common stock                     -                -                 -            1,776,288

Preferred stock conversion                                     -                -                 -                  -

Restricted stock grant issuance                                -              113,415             -              113,415

Preferred stock dividends                                      -                -               (169,335)       (169,335)

Repurchase of common stock                                     -                -                 -              (89,970)

Common stock issued in connection with bridge loan             -                -                 -              249,554

Common stock offering net of offering costs of $1,500,228      -                -                 -            5,013,056

Common stock issued in connection with
 consulting services                                        252,500             -                 -            1,130,375

Common stock issued in connection with
 employment contracts                                          -                -                 -              125,000

Common stock issued in connection with
  purchase of BancPro Transportation                           -                -                 -              867,900

Common stock issued in exchange for
 covenant not-to-compete                                       -                -                 -              550,000

Change in features of preferred stock                          -                -                 -              680,000

Obligation to issue 1,000,000 shares of common
 stock in regards to long-term employment
 agreement with Company officer                                -                -                 -            1,562,500

Other                                                          -                -                 -               61,934

Net loss                                                       -                -            (6,694,451)      (6,694,451)
                                                            -------       -----------        -----------     -----------

Balance, December 31, 1996                                $ (37,785)        $(545,089)      $(13,515,571)    $16,973,751
                                                           ========       ===========        ===========     ===========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                         1996                  1995
                                                                   ----------------      ----------------
OPERATING ACTIVITIES:

Income / (Loss) from continuing operations                         $    (4,026,235)      $     1,161,242

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
     Depreciation and amortization                                       1,399,149               731,956
     Amortization of deferred compensation                                 113,415               152,855
     Deferred tax benefit                                                  750,000              (450,000)
     Stock issued in exchange for consulting services                    1,030,410               -
     Write off of notes receivable                                             -                  75,796
     Loss on Mt. View Settlement                                           215,500               -
     Bad debt expense                                                      339,969               -
     Changes in features of preferred stock                                680,000               -
     Obligation to issue stock in regards to long-term
      employment agreement                                               1,562,500               -
     Loss / (gain) on sales of assets                                      (54,680)              419,775
     Other                                                                  94,605               -
     Change in assets and liabilities:
        Accounts receivable                                             (1,774,357)             (452,231)
        Inventories                                                       (381,542)             (300,655)
        Other receivables                                                      -                 (14,980)
        Prepaid and other current assets                                   311,361              (279,566)
        Other intangibles                                                  (50,000)               -
        Accounts payable                                                   476,924              (762,358)
        Accrued liabilities                                                 31,609              (280,481)
                                                                   ----------------      ----------------
Net cash provided by continuing operations                                 718,628                 1,353
                                                                   ---------------       ----------------

Loss from discontinued operations                                       (2,668,216)              (37,324)
     Adjustments to reconcile loss to net cash
      used in discontinued operations:
        Depreciation and amortization                                      611,031               306,482
        Change in net assets and liabilities and
           losses of discontinued operations                            (1,504,394)           (1,098,916)
                                                                   ----------------      ----------------
Net cash used in discontinued operations                                (3,561,579)             (829,758)
                                                                   ---------------       ----------------

NET CASH USED IN OPERATING ACTIVITIES
      (CARRIED FORWARD)                                            $    (2,842,951)      $      (828,405)
                                                                   ---------------       ----------------

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                          1996                 1995
                                                                   ---------------       ----------------
NET CASH USED IN OPERATING ACTIVITIES
  (BROUGHT FORWARD)                                                $    (2,842,951)      $      (828,405)
                                                                   ---------------       ----------------

INVESTING ACTIVITIES:
     Capital expenditures                                                 (854,926)             (786,891)
     Purchase of intangible assets in Krogel acquisition                  (150,000)               -
     Purchase of intangible assets in Eagle Air Express acquisition        (10,800)               -
     Proceeds from sales of assets                                         149,803             1,047,756
     Transfers from cash - restricted                                        6,006                16,726
     Advances on notes receivable                                         (952,532)             (160,552)
     Collection of notes and leases receivable                             691,714               813,431
     Other                                                                  86,587              (246,796)
                                                                   ---------------       ----------------
NET CASH PROVIDED BY (USED IN)- INVESTING
     ACTIVITIES                                                         (1,034,148)              683,674
                                                                   ----------------      ---------------

FINANCING ACTIVITIES:
     Cash overdraft                                                        395,156               (35,570)
     Cash received from related parties                                    500,000               295,465
     Cash paid to related parties                                         (237,181)             (400,946)
     Cash obtained through business acquisitions                            -                     75,266
     Proceeds from issuance of preferred stock                             256,728             1,555,933
     Proceeds from common stock offering                                 5,013,056                -
     Proceeds from bridge loan                                             982,000                -
     Payment of preferred dividends                                       (169,335)             (220,439)
     Principal payments on debt                                        (10,392,011)          (10,949,935)
     Borrowings on debt                                                  8,986,026             9,776,459
     Proceeds from issuance of convertible
        debentures                                                          -                  1,776,287
     Proceeds from options and warrants
        exercised                                                          207,500               -
                                                                   ---------------       ----------------
NET CASH PROVIDED BY -
     FINANCING ACTIVITIES                                                5,541,939             1,872,520
                                                                   ---------------       ---------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                    1,664,840             1,727,789

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                      1,727,789               -
                                                                   ---------------       ----------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                      $     3,392,629       $      1,727,789
                                                                   ===============       ================

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                ------------------------------------------------

                                                 1996                  1995
                                               --------              --------
Cash paid during the year for:
     Interest                                  $744,200              $484,600
                                               ========              ========
     Taxes                                     $    -0-              $    -0-
                                               ========              ========


                   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                            AND FINANCING ACTIVITIES
                            ------------------------

           The Company acquired revenue equipment in 1996 and 1995 utilizing long-term debt of $4,849,137 and $554,907, respectively.

           During 1996 and 1995 the Company sold buses in exchange for $154,351 and $2,151,630 respectively, of sales type financing lease receivables.

           During 1996 and 1995, the Company issued 314,167 and 55,833 shares of common stock in exchange for consulting services.

           During 1995, the Company sold various assets, including the discontinued charter operations, in exchange for notes receivable aggregating to $403,500 and the assignment of $58,579 of debt held by the Company.

           In March 1995, the Company sold a substantial portion of the assets of Suncoast Transportation for $25,000 cash and a promissory note of $175,000.

           In June 1995, the Company issued 130,000 shares of common stock in exchange for 100% of the outstanding common stock of Avanti Delivery Services, Inc. and Priority Express, Inc.

           In July 1995, the Company issued 19,424 shares of common stock in exchange for 100% of the outstanding common stock of Trans-Lynx Express, Inc.

           In November 1995, the Company issued 300,000 shares of common stock in exchange for 100% of the outstanding common stock of Automated Solutions, Inc.

           In 1996, the Debentures with a book value of $1,776,288 at December 31, 1995 were converted into 753,667 shares of the Company's common stock.

           In February 1996, the Company issued 18,333 shares of common stock in exchange for certain assets of Krogel Air Freight, Inc. and Krogel Freight Systems of Tampa, Inc.

           In 1996, the Company issued 252,111 shares of common stock in regards to employment contracts and covenants not-to-compete.

           In 1996, the Company converted 300 shares of convertible preferred stock into 88,889 shares of common stock.

           In 1996, the Company acquired 47,500 shares of its common stock for $89,970, which included the cancellation of a note receivable of $68,960.

           In September 1996, the Company issued 300,000 shares of common stock in exchange for 100% of the outstanding common stock of BancPro Transportation, Inc.

           In October 1996, the Company acquired certain intangible assets of Eagle Air Express in exchange for a note of $32,400 and a cash payment of $10,800.

           In November 1996 the Company converted the Preferred Stock Series C to Preferred Stock Series M, which on the date of conversion had a market value differential of $680,000.

           In November 1996 the Company executed a long term employment contract with its Chairman which obligated the Company to issue 1,000,000 shares of its Common Stock which on the date of issuance had a market value of $1,562,500.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

           Nature of Business
           ------------------

           U.S. Transportation Systems, Inc. and Subsidiaries (the "Company") are currently engaged in business areas which relate to transportation. The transportation services consist of: (i) providing bus, motor vehicle and packaging and delivery transportation related services; and (ii) manufacturing of electrical harnesses for transportation equipment. The Company's operations are conducted in selected cities throughout the United States and internationally.

           In November 1996 the Company made the decision to discontinue Automated Solutions, Inc. ("ASI"), a segment engaged in custom designing and manufacturing machinery which folds and tests airbags, and the entertainment divisions (Downtown Theatre Ticket Agency, Inc., DBA "Advance Entertainment," Advance Entertainment - Chicago, Inc., Broadway Theatours, Inc. and Premier Box Office, Inc.), a segment specializing in the retail sale of tickets for theater, sports and various entertainment events in New York and Chicago (see Note 14).

           As more fully discussed in Note 13, during 1996 the Company acquired certain intangible assets of Krogel Air Freight, Inc. and Krogel Freight Systems of Tampa, Inc. ("Krogel") which operate a local package pick-up and delivery service; certain assets of Jackson & Johnson, Inc., which operates a tractor/ trailer delivery service; 100% of the stock of BancPro Transportation, Inc., which operates a car rental service; and certain assets of U&M Express and Eagle Air Express; which operate a pick-up and delivery service.

           In October 1996, the Company's harness manufacturing subsidiary, American Trade-A-Bus, Inc. (ATAB), lost its long term profitable contract with its only customer Stewart & Stevenson ("S&S"). During the 1996 year, ATAB contributed approximately $140,000 to continuing operations. Management is attempting to secure other customers and other profitable work with S&S. If management is unsuccessful, the Company may be required to liquidate the assets of ATAB.

           Principles of Consolidation
           ---------------------------

           The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

           Uses of Estimates
           -----------------

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

           Revenue Recognition
           -------------------

           The Company recognizes revenue when services are performed.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



           Inventories
           -----------

           Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories were comprised of:

             Parts                                    $192,549
             Raw materials                             169,400
             Work in Process                           220,088
             Sundry                                     12,238
                                                      --------

             Total                                    $594,275
                                                      ========

         Property, Plant and Equipment
         -----------------------------

         Property, plant and equipment are stated at cost. The Company records depreciation utilizing the straight-line method over estimated useful lives of 10 to 17 years for highway coaches and 3 to 7 years for school buses, tractor-trailers and other revenue equipment with no residual value. Other depreciable assets have estimated useful lives of 3 to 30 years, with no assumed residual value. Overhauls of major highway coach components are capitalized and written off utilizing the straight-line method over a period of thirty months.

         When an asset is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is reflected in income.

         Investment Tax Credit
         ---------------------

         The Company accounts for investment and other tax credits (when available) by the flow-through method.

         Cash Restricted
         ---------------

         The Company maintains cash balances in certificates of deposit which secure letters of credit for various insurance policies and bonds. It is the Company's policy to classify the restricted cash consistent with the liabilities to which they relate. Therefore, the Company treats restricted cash securing letters of credit as a current asset.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         Cash Equivalents
         ----------------

         The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

         Goodwill
         --------

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

         Earnings (Loss) Per Share
         -------------------------

         Earnings (loss) per share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods presented (see Note 9). Common stock equivalents include shares issuable upon conversion of the Company's convertible debentures and exercise of certain of the Company's options and warrants. Such common stock equivalents were antidilutive in 1996. All share and per share amounts have been retroactively adjusted for the one-for-six reverse stock split declared on August 27, 1996.

         Impairment of Long-Lived and Intangible Assets
         ---------------------------------------------

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In evaluating the fair value and the future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. The Company adopted SFAS No. 121 effective Janaury 1, 1996.

         Stock-Based Compensation
         ------------------------

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" effective January 1, 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company elected to continue to account for employee stock-based compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide pro forma disclosures in the Notes to Financial Statements of the effects of SFAS No. 123 on net income and earnings per share. There was no effect on the results of operations as a result of adopting SFAS No. 123.

[2]      NET INVESTMENT IN SALES-TYPE LEASES
         -----------------------------------

         The Company's leasing activities consist entirely of revenue equipment. These leases expire at various times through November 2001. There were no initial or executory costs with respect to these leases.

         The following is a summary of the components of the Company's net investment in these sales-type leases at December 31, 1996:

         Total Minimum Lease Payments Receivable            $ 3,046,000
         Less:  Unearned Income                                 685,263
                                                            -----------

         NET INVESTMENT IN SALES-TYPE LEASES                $ 2,360,737
                                                            ===========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Minimum lease payments to be received as of December 31, 1996 are as follows:

                  1997                                $1,199,000
                  1998                                   750,000
                  1999                                   545,000
                  2000                                   323,000
                  2001                                   229,000
                                                    ------------

                  TOTAL                               $3,046,000
                                                    ============

[3]      SECURED LINE OF CREDIT
         ----------------------

         The Company entered into a line of credit agreement with a Bank in October 1996, which agreement replaced the Company's previous line of credit agreement with a different institution. The agreement contains an accounts receivable financing component and an equipment loan component which provide for an aggregate maximum borrowing balance of $5,000,000. The accounts receivable component of the line of credit is secured by accounts receivable and sales-type leases receivable and has a maximum borrowing limit of $3,500,000; the receivables component borrowing base is computed at 80% of eligible accounts receivable and 90% of eligible sales-type leases receivable. The equipment loan component, which has a maximum borrowing limit of $1,500,000, is secured by equipment, primarily buses, tractors and trailers. All outstanding balances are due October 8, 1999, the termination date of the agreement. The borrowings are further secured by property belonging to an officer of the Company. Borrowings under the finance agreement bear interest at prime plus 1.5 percent (9.75% at December 31, 1996), which interest is payable monthly. At December 31, 1996, the amount borrowed and outstanding under the line of credit agreement was $3,093,044 and is included on the balance sheet in Line of Credit Obligation.


[4]      NOTES PAYABLE
         -------------

         Notes payable consist of the following at December 31, 1996:

             Notes payable and capitalized leases, col-
             lateralized by equipment, payable monthly
             and maturing through December 2001,
             interest rates ranging from 8% to 14%
            (including certain notes with interest based
             upon the prime rate, average interest rate
             approximating 10%)                                $ 4,056,451

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

             Notes payable, unsecured, resulting from
               acquisitions, payable monthly and maturing
               through Sept. 1998 with interest rates
               which approximate 10%                             1,000,398

             Mortgage notes payable, collateralized by
               real property, payable in monthly
               installments of $5,310 and $1,879 through
               August 1998 and November 2007
               respectively, (average interest rate
               approximately 11%) Property with a carrying
               value approximating $675,000 secures the
               mortgages                                           234,160
                                                                 ---------
             Total Notes Payable                                 5,291,009

             Less: Current Maturities                            1,580,269
                                                                 ---------
             NON-CURRENT NOTES PAYABLE                          $3,710,740
                                                                 =========

             Annual maturities of notes payable, as of
               December 31, 1996, are as follows:

             1997                                               $1,580,269
             1998                                                2,041,170
             1999                                                  810,163
             2000                                                  548,914
             2001                                                  215,294
             Thereafter                                             95,199
                                                                ----------

             TOTAL                                              $5,291,009
                                                                 =========

         In April 1996, the Company completed a Bridge Financing issuing an aggregate of $1,200,000 principal amount of Bridge Notes. The Company received net proceeds of $982,000, after deducting the placement agent's discount and expense allowance and other expenses of the offering. Upon repayment of the Bridge Notes, the Company recognized a charge to operations of $441,038 based on the difference between the amount allocated to the note and the principal repaid. Such charges are included in interest expense.


[5]      LONG-TERM LEASES
         ----------------

         The Company leases real property under operating leases expiring in 2005. These leases generally require that the Company pay all costs of maintenance, insurance and licenses. Future minimum payments, on non-cancelable operating leases with initial or remaining terms of one year or more, are as follows at December 31, 1996:

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




                Operating
                 Leases                                    (Non-Related)
                 ------                                    -------------

                  1997                                       $  444,000
                  1998                                          390,000
                  1999                                          390,000
                  2000                                          368,000
                  2001                                          312,000
                                                           ------------
         TOTAL MINIMUM LEASE PAYMENTS                        $1,904,000
                                                           ============
[6]      INCOME TAX EXPENSE
         ------------------

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

         In 1996, the Company fully reserved its previously recorded net deferred tax asset of $750,000. The decision to fully reserve the previously recorded deferred tax asset of $750,000 was based upon management's evaluation that, with the Company's losses in 1996 and the aspect of losses continuing at least through June 30, 1997, future profits are not certain enough to presently substantiate carrying a tax asset on the books. At December 31, 1996, the Company had available for tax purposes net operating loss ("NOL") carryforwards of approximately $12,100,000 and general business credits of approximately $470,000. NOL carryforwards will expire commencing in 2002 and ending in 2011, as follows: $3,800,000 expiring in 2002; $1,440,000 expiring in 2007; $5,310,000 expiring in 2008; $370,000 expiring in 2009 and the remainder expiring in 2011. Tax credit carryforwards will expire commencing in 1997 and ending in 2000; because of the timing of the tax credits, and as ("IRS") rules require the NOL to be first utilized to offset future earnings, it is less certain to what extent the Company will realize any benefit from its tax credits.

          The Company has reserved $2,838,000 against these expected benefits. This is due to the relative uncertainty regarding long-term future earnings and the NOL annual limitations resulting from an "ownership change" which occurred in January 1996, within the meaning of section 382 of the IRS Code. Although the

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




determination of whether an ownership change has occurred is subject to factual and legal uncertainties, the Company believes that an ownership change occurred in January 1996 from the issuance of common stock pursuant to the conversion of convertible debentures. Under an ownership change, the Company will be permitted to utilize NOL carryforwards (available on the date of such change) in any year thereafter to reduce its income only to the extent that the amount of such income does not exceed the product of (the "Section 382 limit") the fair market value of the Company's outstanding equity at the time of the ownership change and long term tax exempt rate published by the IRS; the Company's Section 382 limits on all NOL carryforwards originating before 1996 will be approximately $605,000 per year, and accordingly, the Company will not, in any case, be able to utilize its full NOL benefits.

         A reconciliation of the total income taxes computed by applying the statutory federal rate and the effective tax rate follows:

                                                          1996                               1995
                                                         Income                             Income
                                                         Taxes              %               Taxes              %
                                                    ---------------      -------           --------           ----

         Federal Statutory Tax Rate                 $     -                 -             $ 382,000            34 %
         Use of NOL to offset tax                         -                 -              (746,000)          (66)
         Increase in valuation allowance               750,000              11%
                                                    ---------------      -------           --------           ----

         Total Federal Income Tax
           (Benefit) / Expense                      $  750,000              11%         $ (364,000)          (32)%
                                                    ===============      =======          =========           ====

         The components of deferred taxes are as follows as of December 31, 1996:
                                                                                  Assets             Liabilities
                                                                                  ------             -----------

         Accelerated Depreciation                                                                      $ 194,000
         Discontinued Operations                                                                          12,000
         Goodwill                                                                                        145,000
         Installment Sales                                                                               332,000
         Bad Debts                                                             $    56,000
         Tax Credits                                                               470,000
         Net Operating Loss                                                      2,995,000
                                                                                ----------             ---------
         Total                                                                   3,521,000               683,000

         Valuation Allowance                                                    (2,838,000)
                                                                               -----------             ---------
         TOTAL                                                                 $   683,000             $ 683,000
                                                                               ===========             =========

                                      F-17

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




[7]      SEGMENT INFORMATION
         -------------------

         In 1996 and 1995 the Company's operations are classified into two principal industry segments: transportation and manufacturing. The following is a summary of segment information.

                                                                                     1996               1995
                                                                                -------------       ------------
Net Sales to Unaffiliated Companies:
------------------------------------
   Transportation                                                               $  18,697,452       $  9,455,622
   Manufacturing                                                                    2,812,299          4,214,699
                                                                                -------------       ------------
   Totals                                                                       $  21,509,751       $ 13,670,321
                                                                                =============        ===========


Income (Loss) from Operations:
------------------------------
   Transportation                                                               $  (2,957,159)      $    331,651
   Manufacturing                                                                      140,863          1,058,285
                                                                                -------------       ------------
   Totals                                                                          (2,816,296)         1,389,936

Other expense, net                                                                   (459,939)          (592,694)
                                                                                -------------       ------------

(Loss) Income Before Income Taxes and Discontinued
    Operations as Reported in the Accompanying
    Statement of Operations                                                     $  (3,276,235)      $    797,242
                                                                                =============        ===========

Identifiable Assets from Continuing Operations:
-----------------------------------------------
   Transportation                                                               $  20,506,506       $ 10,961,938
   Manufacturing                                                                      781,451          1,161,709
                                                                                -------------       ------------
   Totals                                                                       $  21,287,957       $ 12,123,647
                                                                                =============        ===========

Depreciation and Amortization:
------------------------------
   Transportation                                                               $   1,175,799       $    654,143
   Manufacturing                                                                      223,350             77,813
                                                                                -------------       ------------
   Totals                                                                       $   1,399,149       $    731,956
                                                                                =============       ============

Capital Expenditures:
---------------------
   Transportation                                                               $   5,463,707       $  1,080,292
   Manufacturing                                                                      240,356            198,084
                                                                                -------------       ------------
   Totals                                                                       $   5,704,063       $  1,278,376
                                                                                =============       ============

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


[8]          MAJOR CUSTOMERS
             ---------------

             Revenues from a single transportation contract with Ford Motor Company approximated 12% and 17% of the Company's revenues from continuing operations in 1996 and 1995, respectively. Revenues received in 1996 and 1995 approximated $2,520,000 and $2,364,000, and their receivables at December 31, 1996 approximated $407,000.

             ATAB, a wholly-owned subsidiary, derives substantially 100% of its revenue from S&S. Revenues received in 1996 and 1995 approximated $2,812,000 and $4,112,000, and their receivable at December 31, 1996 approximated $17,000. The remaining contract work for S&S will be completed in June 1997.


[9]           RELATED PARTY TRANSACTIONS
              --------------------------

              At December 31, 1996, the Company owed its Chairman, and or corporations under his control, and related family entities $1,105,114 which consists of the following:

         Balance due at December 31, 1995                                                             $   602,295
         Accrued preferred stock dividends                                                                169,335
         Accrued interest charged to operations                                                           131,484
         Sale of buses to Company                                                                         240,000
         Advances - cash                                                                                  500,000
         Repayments                                                                                      (538,000)
                                                                                                       ----------

         Balance due at December 31, 1996                                                             $ 1,105,114
                                                                                                       ==========

         Annual maturities as of December 31, 1996 are as follows:

         1997                                                                                         $   439,646
         1998                                                                                             203,000
         1999                                                                                             146,700
         2000                                                                                             170,300
         2001                                                                                             145,468
                                                                                                       ----------

         Total                                                                                        $ 1,105,114
                                                                                                      ===========

              The above loan bears interest at 15% per annum, with weekly payments including interest of $10,000. $500,000 of the balance due at December 31, 1996 are subordinated to amounts due under a line of credit agreement (See
Note 3).

              In November 1996, the Company entered into an eleven year employment agreement, commencing January 1, 1997, with the Chairman. The agreement provides, among other things for the Chairman to receive a salary of $250,000 per year plus annual CPI adjustments and for a bonus equal to 8% of the Company's pretax income. In addition, the agreement grants the Chairman the right to receive 1,000,000 shares of the Company's common stock until March 1997.

              The Company recorded compensation expense for $1,562,500 in 1996 for the market value of the stock on the day the agreement was executed. The stock was issued to the Chairman in February 1997. The number of shares outstanding and weighted average number of shares of common stock and common stock equivalents outstanding during 1996 have been adjusted to reflect the issuance as if it occurred in November 1996. See Note 18 with respect to the Company's obligation to repurchase the capital stock owned by Mr. Margolies or members of his family.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         In November 1996, the Company entered into an agreement whereby the 180,000 shares of Preferred Stock Series C, all of which is held by the Company's Chairman and his family, were converted to 180,000 shares of Preferred Stock Series M. The Preferred Series C had the following features: dividends cumulative and payable annually at a rate of $1.065 per share; redeemable at the option of the Issuer after January 1, 2000, at a price of $10.00 per share; voting rights at the rate of 3.3 common stock voting shares per each preferred share. The Preferred Series M has the following features: no dividend rights; no redemption rights; no voting rights; convertible into the Company's common stock after December 31, 1997 at the rate of 9.5 common shares per each preferred share. The Company recorded an expense of $680,000 in 1996, in regards to this transaction, which amount was equal to the valuation differential resulting from the change in features from the Series C to the Series M stock on the date the conversion was approved by the Company's Board of Directors.


[10]     PROFIT-SHARING PLAN
         -------------------

         One of the company's adopted a voluntary profit-sharing plan for the benefit of its employees. Contributions are at the discretion of the company. No contributions were accrued or paid during the years ended December 31, 1996 and 1995. Another company maintains a non-contributory 401(k) plan.


[11]     STOCK
         -----
         The Company Stock plan as outlined below have been analyzed in regards to fair value accounting provided for under FASB Statement No. 123. In management's opinion such valuation has no material impact upon the operating results of the Company.

         STOCK OPTIONS:
         --------------

         The Company has the following stock options plans:

         - In August 1995, the Company adopted an incentive stock option plan for the benefit of its key officers, directors and employees. The Company reserved 20,000 shares of its common stock for issuance under the Plan, which expired on September 1, 1995.

         - On April 11, 1995, as part of an agreement with Argent Securities, Inc. ("Argent") Argent gave up its right to first refusal to underwrite future equity offerings of the Company, and its right to nominate two members to the Company's Board of Directors; in exchange the Company reserved and issued to Argent options to purchase 33,333 shares of the Company's common stock, all of which were exercised except as follows:

                      8,333 shares at $7.50 per share through April 11, 1997

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



     - In October 1994 the Company issued stock options, pursuant to a consulting agreement in connection with the acquisition of ATAB, for 18,333 shares of common stock in 1994 and 50,000 shares of common stock in 1995, of which 59,167 options were exercised in 1995 at $3.00 and $4.50 per share; the remaining option was cancelled pursuant to a superseding consulting agreement.

     - In November 1995, the Company, pursuant to the acquisition of ASI, reserved and issued options to certain principals and/or employees to purchase 55,000 shares of common stock as follows:

           18,333 shares at $7.50 per share between December 1, 1996 through
               December 31, 1998
           18,333 shares at $9.00 per share between December 1, 1997 through
               December 31, 1998
           18,334 shares at $12.00 per share between December 1, 1998 through
                      December 31, 1998

         A summary of the plans are as follows:

                               Stock Option                    Incentive
                                Plan for                         Stock                        Other
                               Non Employee                     Options;                     Options;
                                Directors,                      Shares                       Shares
                               Consultants &       Exercise      Under       Exercise         Under     Exercise
                                 Advisors           Price        Option        Price         Option       Price
                                 --------           -----        ------        -----         ------       -----

Outstanding at
 December 31, 1994                 -            $ -                833         $ .36         18,333       $3.00
------------------

Granted                          33,333       4.50-7.50           -              -          106,667   4.50-12.00
Exercised                          -              -               (833)          .36        (60,833)  3.00- 4.50
Expired                            -              -               -
Cancelled                          -              -               -              -              -           -
                               --------                         ------                      -------

Outstanding at
December 31, 1995                33,333       4.50-7.50           -              -           64,167   4.50-12.00
-----------------              --------                         ------                      -------
Granted                            -              -               -              -              -           -
Exercised                       (25,000)         4.50             -              -              -           -
Expired                            -              -               -              -              -           -
Cancelled                          -              -               -              -           (9,167)       4.50
-----------------              --------                         ------                      -------

Outstanding at
December 31, 1996                 8,333         $7.50             -            $ -           55,000  $7.50-12.00
-----------------              ========       ========          ======         =====        =======   ==========


               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         PUBLIC OFFERING OF SECURITIES
         -----------------------------

         In August, 1996 the Company completed a public offering of 1,815,000 Units of securities. Each "Unit" consisted of one share of Common Stock, $.01 par value, and one Redeemable Class C Common Stock Purchase Warrant (See "Stock Warrants" below). The offering was underwritten by a syndicate of broker-dealers, with First London Securities Corporation acting as Representative of the underwriters. The Units were offered to the public at a price of $3.82 per Unit, or a total offering of $6,933,300. The prospectus prepared by the Company stated that net proceeds of $5,496,805 (after payment of the expenses of the offering, including payments to the underwriters) were anticipated. For purposes of this accounting, net proceeds from the offering of $5,013,056 have been recorded, as additional expenses have been charged to the offering. The Company expects to use the net proceeds primarily to repay debt, to finance acquisitions and for working capital.



         STOCK GRANT
         -----------

         On January 18, 1994, the Board of Directors of the Company adopted a Restricted Stock Grant Program (the "Program") pursuant to which 183,333 shares of Common Stock were reserved for issuance. The Program provides that if the Company met certain sales and income goals for the twelve months ended June 30, 1994, the shares would be granted to each of the Company's executive officers (the "Grantees") who remain employed by the Company on that date. These 183,333 shares of restricted common stock were issued to the Company's Executive Officers on August 15, 1994 and may be voted by Grantees. Originally, the restricted common stock shares issued were subject to forfeiture each year on May 1 of 1995 through 1998 if total Company sales for the preceding fiscal year did not meet certain goals, and it was the Company's opinion that attainment of the specified sales goals was probable. The Plan was amended in April 1995. Subsequent to the amendment, 20% of the restricted common stock shares issued shall be subject to forfeiture each year on May 1 of 1995 through 1999 if the Company does not meet certain sales, profit and income per share goals for the preceding fiscal year. The amendment divides the grant into three sections; one third of the grant is based on obtaining a minimum sales goal, one third is based on a specified amount of income from operations and one third based on earnings per share. If the second and third goal are not met in any one year, they can be carried over to the subsequent year. All items were met in 1994, items one and two were met in 1995 and item one was met in 1996. Additionally, on August 15, 1998 and August 15 of each successive year through August 15, 2001, restrictions shall lapse on 25% of the restricted common stock shares issued (and not forfeited due to the Company's failure to meet the specified goals); however, all shares on which restrictions have not lapsed shall be forfeited by the grantee upon the grantee's termination of employment with the Company. The shares were valued at $4.50 per share, the price of the common stock at time of issuance and a deferred compensation contra equity account, amortized over the 84 month period restrictions and forfeiture provisions lapse, was recorded at time of issuance. The balance of the deferred compensation related to this stock grant at December 31, 1996 was $545,089. Deferred compensation expense in connection with this grant was $113,415 and $135,667, respectively, for the years ended December 31, 1996 and 1995, respectively. When and if the restrictions lapse on the restricted common stock shares, the Company, under certain conditions, will indemnify the Grantees of the income tax consequences accruing to the Grantees by virtue of the lapse of restrictions.

         STOCK SPLIT
         -----------

         The Company's Board of Directors declared a one-for-six reverse stock split of its common stock, effective August 27, 1996. The par value of the common stock remains at $.01 per share. All share data have been adjusted for the effects of the split.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         STOCK WARRANTS
         --------------

         On December 1, 1994, Argent and the Company entered into a Letter of Agreement, pursuant to which Argent Securities, Inc. agreed to provide investor relations and corporate communications services to the Company for a period of one year. In consideration of those services, the Company agreed to pay an annual fee of $20,000 and to issue to Argent warrants to purchase 66,667 shares of the Company's Common Stock at $2.25 per share. On April 11, 1995 the Company and Argent entered into a second Letter Agreement. Among the terms of the new agreement were a reduction to 33,333 of the shares which Argent could purchase under the warrants issued to it in 1994. These warrants were fully exercised in 1996.

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

         Effective with the February 28, 1995 offering, the Company issued 170,000 Class A Common Stock Purchase Warrants, each of which allowed the holders to purchase a share of the Company's common stock and a Class B Common Stock Purchase Warrant for $8.10. Each Class B Warrant permitted the purchase of a share of common stock at $9.90. No Class A Warrants were exercised before such warrants expired on August 20, 1996.

         Effective with the August 27, 1996 offering, the Company issued 1,815,000 Class C Common Stock Purchase Warrants, each of which allows the holders to purchase a share of the Company's common stock at $3.82 per share. The Class C Warrants expire on August 27, 1999. No Class C Warrants have been exercised as December 31, 1996.

         STOCK  AUTHORIZATION
         --------------------

         On February 21, 1996, the Board of Directors approved an increase in the authorized common stock shares from 20,000,000 to 50,000,000 shares.

         REGISTRATION OF "FORM S-8" STOCK
         --------------------------------

         In September 1996 the Company established the U.S. Transportation Systems, Inc. Employee Stock and Stock Option Plan.

         On October 16, 1996, the Company registered 2,000,000 common shares pursuant to a Form S-8 filing with the Securities and Exchange Commission. The stock is reserved for issuance to the Company's Employees, Directors, Officers, or in consideration for bona fide services provided to the Company by consultants or advisors. The Company's Board has the sole discretion in determining when to issue such shares. As of December 31, 1996, the Company had issued 326,000 Common Shares so registered under such Form S-8 filing. The Company had no commitment at December 31, 1996 to issue any additional shares.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




[12]     MOUNTAIN VIEW SETTLEMENT
         ------------------------

         In 1993 the pending litigation between Mountain View Coach Lines, Inc. (which was in Chapter 7 bankruptcy proceeding) and the State of New York was settled for $376,000. This settlement, which was approved by the bankruptcy court on March 28, 1994, insured Mountain View sufficient assets to pay all of its administrative expenses and priority claims. The Company's approved priority claims against Mountain View's assets aggregated $325,000. These claims were not recorded previous to December 31, 1993 by the Company as this receivable was not considered realizable until the aforementioned settlement. The bankruptcy estate could not be concluded until payment of the settlement with the State of New York cleared administrative procedures, which process took longer than originally anticipated. In October 1996, after deducting court-approved offsets of liabilities to the New York Department of Taxation & Finance and the New York Worker's Compensation Board, the Company received approximately $109,000 in regards to its claim against Mountain View; the difference between the amount receivable on the Company's books and the eventual proceeds were expensed in 1996.

[13]     ACQUISITIONS
         ------------

         In February 1996, the Company acquired certain personal property, intangible assets and contract rights from Krogel Air Freight, Inc. and Krogel Freight Systems of Tampa, Inc. for $150,000 in cash and 18,333 shares of the Company's common stock. This acquisition was accounted for as a purchase. As a result of this acquisition the Company recorded goodwill of $205,000 which is being amortized over eight years.

         In June 1996, the Company purchased certain assets from Jackson & Johnson, Inc. for $160,000 in cash and the assumption of approximately $2,860,000 in secured debt. No goodwill was recorded as the fair value of the assets acquired approximated the consideration given by the Company.

         In September 1996, the Company acquired 100% of the common stock of BancPro Transportation, Inc. in exchange for: a $1,150,000 zero interest-bearing note due September 1998; 300,000 shares of the Company's common stock; and the following preferred stock (25% of which relates to an employment contract with the principal officer of BancPro Transportation, Inc.), the balance of the shares relate to a consulting agreement with CFM:

              6,667 shares of Preferred Stock Series E
              8,333 shares of Preferred Stock Series F
             10,833 shares of Preferred Stock Series G
             12,500 shares of Preferred Stock Series H
             14,167 shares of Preferred Stock Series I
             15,833 shares of Preferred Stock Series J
             17,500 shares of Preferred Stock Series K
             19,167 shares of Preferred Stock Series L

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Each share of preferred stock is convertible into a maximum of ten shares of the Company's common stock upon the attainment by BancPro of certain revenue goals. Since it is not certain that any such goals will be attained, no amount was booked for the issuance of these preferred shares. As revenue goals are reached, the Company will record expense for the respective common shares which are issued. As part of the agreement the Company received a guarantee from the Seller in regards to BancPro receivables acquired. This acquisition was accounted for as a purchase and resulted in recorded goodwill of $455,906, which is being amortized over eight years.

         In June 1995, the Company acquired the capital stock of Avanti Delivery Services, Inc. and Priority Express Service, Inc. for an aggregate of 130,000 shares of the Company's common stock and, in July 1995, the assets of Falcon Freight, Inc. for $20,000. The acquired companies were all Florida based corporations which collectively operate a package delivery service under the name "Armstrong Freight Service" ("Armstrong"). Further, in July 1995, the Company acquired the capital stock of Trans Lynx Express Inc. ("TLE"), another Florida based company that provides ground transportation of containerized air cargo, for 19,424 shares of the Company's common stock. These acquisitions were accounted for as purchases, which resulted in aggregate recorded goodwill of $449,483 for the excess of the purchase price over the fair value of the assets acquired, less liabilities assumed. Goodwill is being amortized over eight years.

         In November 1995, the Company acquired all of the issued and outstanding capital stock of ASI in exchange for 300,000 shares of the Company's common stock. ASI is engaged in designing, manufacturing and selling machinery which folds and tests airbags and assembles airbag modules, for installation in passenger and utility vehicles. ASI holds several design patents on automatic bag folding machinery and the process through which these machines operate. This acquisition was also accounted for as a purchase, which resulted in recorded goodwill of $3,970,072 for the excess of the purchase price over the fair value of the assets acquired, less liabilities assumed. Goodwill is being amortized over eight years. In November 1996, the Company's management made the decision to discontinue ASI's operations, and it is, thereby, accounted for in the accompanying financial statements as a discontinued operation (See Note 14).


         The purchase price for all acquisitions in 1996 and 1995 was allocated as follows:

                                                                      1996                         1995
                                                                     -----                         ----
             Property and equipment                            $   3,029,900                $      953,800
             Intangible assets                                       660,900                     4,464,300
             Working capital, net                                  1,250,000                    (3,395,700)
                                                               -------------                --------------

             Total                                             $   4,940,800                $    2,022,400
                                                               =============                ==============

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




         The following unaudited pro forma statements does not purport to be indicative of the results of operations that would have occurred if U.S. Transportation Systems, Inc. had acquired Armstrong, Krogel, Jackson & Johnson and BancPro at the beginning of the periods presented.



                                                                 (UNAUDITED)
                                          --------------------------------------------------------------------
                                                          Armstrong
                                                          Freight
                               U.S           Krogel,     Service and  Total Before
                         Transportation  Jay & Jay and    Trans Lynx   Pro Forma          Pro Forma
                             Systems        BancPro       Express      Adjustments       Adjustments      Total
                          -------------  -------------   -----------   -----------       -----------      -----
Year Ended
December 31, 1995
-----------------

Revenue                   $12,225,000    $15,610,000     $2,050,000     $29,885,000     $   -           $29,885,000
Total expenses             10,770,000     15,970,000      2,030,000      28,770,000        30,000        28,800,000
Other expense                 220,000        260,000         15,000         495,000        90,000           585,000
Income tax benefit            364,000          -              -             364,000          -              364,000
                          -----------    -----------     ----------     -----------     ---------      ------------
Income/(loss) from
 continuing operations      1,599,000       (620,000)         5,000         984,000      (120,000)          864,000
Loss from discontinued
 operations                   (37,000)         -              -             (37,000)         -              (37,000)
                          -----------    -----------     ----------     -----------     ---------      ------------
Net income/(loss)         $ 1,562,000    ($  620,000)       $ 5,000     $   947,000     ($120,000)      $   827,000
                          ===========    ===========     ==========     ===========     =========       ===========
Earinings per share:
 Income from continuing operations                                                                                    $ 0.37
 Loss from discontinued operations                                                                                     (0.02)
                                                                                                                      ------
                                                                                                                      $ 0.35
                                                                                                                      ======

Year Ended
December 31, 1996
-----------------
Revenue                   $16,610,000    $10,330,000     $     -        $26,940,000     $   -           $26,940,000
Total expenses             18,020,000     11,190,000           -         29,210,000       110,000        29,320,000
Other expense               1,110,000        150,000           -          1,260,000        90,000         1,350,000
Income tax (expense)         (750,000)         -               -           (750,000)         -             (750,000)
                          -----------    -----------     ----------     -----------     ---------      ------------
Loss from
 continuing operations     (3,270,000)    (1,010,000)         -          (4,280,000)     (200,000)       (4,480,000)
Loss from discontinued
 operations                (2,668,000)         -              -          (2,668,000)         -           (2,668,000)
                          -----------    -----------     ----------     -----------     ---------      ------------
Net loss                 ($ 5,938,000)  ($ 1,010,000)    $    -        ($ 6,948,000)   ($ 200,000)     ($ 7,148,000)
                          ===========    ===========     ==========     ===========     =========       ===========
Earinings per share:
 Loss from continuing operations                                                                                      ($1.15)
 Loss from discontinued operations                                                                                     (0.66)
                                                                                                                      ------
                                                                                                                      ($1.81)
                                                                                                                      ======

         The proforma adjustments for the years ended December 31, 1996 and 1995 are as follows:

                                               1996                     1995
                                               ----                     ----
     Amortization of goodwill                $110,000                $ 30,000
     Interest expense on note issued           90,000                  90,000
                                             --------                --------
     Total proforma adjustments              $200,000                $120,000
                                             ========                ========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements




[14]     DISCONTINUED OPERATIONS
         -----------------------

Airbag Equipment Manufacturer
-----------------------------
         In November 1996, the Company adopted a formal plan to discontinue its operation that engages in the design, manufacturing and sales of machinery which folds and tests airbags and assembles airbag modules for installation in passenger and utility vehicles. These operations were located in Phoenix, Arizona. ASI's operations experienced lower gross profit margins than the Company believed was attainable at the time of acquisition. Further, ASI's projected capital requirements for 1997 exceeded any amount the Company believed were warranted by the timing of the anticipated returns. The decision to discontinue ASI's operations was, thus, precipitated by management's belief that this segment no longer represented the best utilization of the Company's assets.

         On March 28, 1997 the Company sold ASI as a continuing operation for:
$100,000 cash; a 10.5% interest bearing note of approximately $5,200,000 with monthly payments of approximately $80,000, the unpaid principal fully due on April 1, 1999; and a non-interest bearing note of $685,000 due April 1, 1999. These notes are guaranteed personally by the Seller's principal shareholder and secured by the assets of ASI; additionally, 100% of ASI stock is pledged against these notes.

         During the year ended December 31, 1996, the Company booked $196,843 for the Company's provision for the estimated operating losses from discontinued operations during the phase-out period. The operating loss of the Company's airbag equipment manufacturing segment for the year ended December 31, 1996 was $1,787,859 (excluding the phase-out period losses) as compared to net income for the period from November 15, 1995 (the date of acquisition) to December 31, 1995 of $94,545. The results of operations of ASI have been reclassified to discontinued operations for the years ended December 31, 1996 and 1995. The segment's net sales were $6,889,758 in 1996 and $905,247 in the aforementioned period in 1995. Net assets of the discontinued segment held for sale, includes accounts receivable, inventory (including work in progress), property and equipment and intangibles.

Entertainment Divisions
-----------------------

         In November 1996, the Company adopted a formal plan to discontinue its entertainment divisions which specialize in the retail sale of tickets for theater, sports and various entertainment events in the New York and Chicago area. These operations were located in Chicago and New York. The entertainment divisions experienced lower gross profit margins and increasing losses in recent years, and the Company believed that the potential for profitability is doubtful in the near future and was attainable at the time of acquisition. The decision to discontinue the entertainment divisions was based upon management's belief that this segment no longer represented a profitable segment.

         On January 7, 1997 the Company sold the entertainment divisions as a continuing operation for 850,000 shares of common stock of Packaging Plus Services, Inc., a

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

publicly-held company. PKGP was trading at $0.875 per share and the 850,000 shares represented approximately 28% of PKGP's total issued and outstanding common stock at the time of the sale.

         During the year ended December 31, 1996, the Company recorded no provision for the estimated operating losses from discontinued operations during the phase-out period (January 1-7, 1997), as the operating activity for such period was de minimus. The operating loss of the Company's entertainment divisions for the year ended December 31, 1996 was $683,514, as compared to a net income of $35,330 for 1995. The results of operations for the entertainment division have been reclassified to discontinued operations for the years ended December 31, 1996 and 1995. The segment's net sales were $2,331,770 and $2,775,480 in 1996 and 1995, respectively. Net assets of the discontinued segment held for sale of $189,400 comprised of approximately $80,000 in ticket inventory and the remainder in computer equipment and furniture and fixtures are included in Net Assets Held for Sale on the Balance Sheet at December 31, 1996.

Charter Bus
-----------
         On December 31, 1993, the Company adopted a formal plan to discontinue its charter bus operations. The Company's charter operations were primarily located in New York, Atlantic City and Toledo. The Company's charter operations had minimal gross profit margins which continued to decrease over the last few years and, in fact, were profitable only when used in conjunction with contract operations. The decision to discontinue the charter segment resulted from management's belief that charter operations no longer represented a profitable segment and that the segment's assets could best be utilized elsewhere.

         During 1994, the Company disposed of its charter operations in New York and New Jersey by selling off assets and transferring the assets to other Company locations. Additionally, in 1995 the Company disposed of its charter bus operations in Florida (March 1995) and Ohio (October 1995) as continuing operations. As of December 31, 1996, all assets relating to discontinued charter operations had been disposed of with the exception of one highway motorcoach with a carrying value approximating fair market value of $55,953, which amount is included in Assets Held for Sale. The company generated $97,000 and $3,091,000 from the sale of assets of the discontinued charter bus segment during the years ended December 31, 1996 and 1995: $97,000 and $2,123,000 in the form of sale-type leases in 1996 and 1995, respectively; and $375,000 in two promissory notes in 1995.

         The results of operations for charter bus operations have been reclassified to discontinued operations for the year ended December 31, 1995. During the year ended December 31, 1995, the Company increased its reserve for estimated loss on disposal of discontinued operations by $167,199 (net of income tax benefit of $86,000) as a result of losses from discontinued operations exceeding the Company's previous provision for such losses. The operating loss of the Company's charter bus segment for the year ended December 31, 1995 was $410,431 and net sales

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

were $1,275,182. Net assets of the discontinued segment of $55,953, relating to one highway motor coach, are included in Net Assets Held for Sale on the Balance Sheet as of December 31, 1996.

Interest Expense Allocation
---------------------------
         Interest expense has been allocated to discontinued operations. Interest expense allocated to discontinued operations totals $577,000 and $129,000 in 1996 and 1995, respectively, and is comprised of: 1) interest directly attributed to the discontinued operations; and 2) interest not directly attributed to any operating segment, which amount has been allocated based upon the ratio of net assets of the discontinued operation to the sum of the Company's total net assets.

Net Assets Held for Sale
-------------------------
         In November 1996, the Company announced its intention to dispose of its airbag equipment manufacturer and entertainment division. In a prior year, the Company's charter bus operation was discontinued. The consolidated balance sheet relating to the discontinued operations as of December 31, 1996 has been reclassified to net assets held for sale as follows:

Net Assets Held for Sale:
  Current assets                     $2,879,257
  Property, net                         905,522
  Intangibles net                     3,586,800
                                     ----------
    Total assets                      7,371,579
                                     ----------
  Bank debt                             766,327
  Other liabilities                   2,013,446
                                     ----------
    Total liabilities                 2,779,773
                                     ----------
    Net assets held for sale         $4,591,806
                                     ==========

[15]     FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------
         The Company's financial instruments consist primarily of trade receivables and payables, notes receivable and payable, investments in sales-type leases and related party debt. The book values of trade receivables and payables are considered to be representative of their respective fair values. It was not practicable to estimate the fair value of notes receivables, BancPro's receivables, payables, investments in sales-type leases and related party debt.


[16]     CONCENTRATION OF CREDIT RISK
         ----------------------------
         The Companies have cash deposits with various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

         The Companies maintain cash funds with a brokerage house. These accounts are insured up to $100,000 by Securities Investor Protection Corporation.

[17]     CONVERTIBLE DEBENTURES AND CONVERTIBLE PREFERRED STOCK
         ------------------------------------------------------
         In November 1995, the Company sold an aggregate of $3,150,000 principal amount of 8% convertible debentures for net proceeds of $1,776,288 and, in February 1996, the Company sold $300,000 of convertible preferred stock for net proceeds of $256,728. Each of these transactions were made in reliance upon Regulation S of the Securities Act. The Securities and Exchange Commission (the "Commission"), has taken the position that certain sales of securities pursuant to Regulation S, effected in a manner similar to the sales made by the Company (which includes the sale of a substantial number of shares at a significant discount to the then market price, which shares were resold soon after the 40 day holding period expired), were in fact not made in compliance with such Regulation. Although management believes that its transactions were in compliance with the requirements of Regulation S, there can be no assurance that the Commission will not review such transactions and determine that securities laws have been violated. If this were to occur, the Company could become subject to actions by the Commission which could result in an injunction and/or fines against the Company. Any such actions by the Commission could have an adverse impact on the Company for which no reserve has been established. In January 1996, the debentures were converted by the holders into 753,667 shares of common stock. In March 1996, the preferred stock was converted into 88,889 shares of the Company's common stock.

[18]     COMMITMENTS AND CONTINGENCIES
         -----------------------------
         The Company is a party to various matters in litigation. These matters are subject to many uncertainties and the outcome of all individual matters is not predictable. Although the amount of

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

liability at December 31, 1996 with respect to these matters cannot be currently determined, management believes, based upon the advice of legal counsel, that the outcome of such litigation will not have a material adverse affect on the consolidated financial position, operations, cash flow or liquidity of the Company.

             The Company is primarily regulated by the Department of Transportation ("DOT") which sets certain safety standards which must be met by the Company's revenue equipment and sets certain driver requirements. Substantially all of the Company's transportation segment is subject to these regulations.

             At December 31, 1996, the Company has $126,000 of irrevocable standby letters of credit, $50,000 of which is to cover the Company's liability with respect to pending accident claims and $76,000 of which is to collateralize various operational bonds. At December 31, 1996, the Company has recorded a liability of approximately $55,000 with respect to pending accident claims, which amount is included in "Accrued Liabilities", in the accompanying balance sheet. The Company has recorded all contingent liabilities which it believes are likely and measurable and does not anticipate actual losses in these matters to exceed what has been accrued.

             The Company maintains a self-insurance program for that portion of health care costs not covered by insurance. The Company is liable for claims up to $25,000 per family annually, and aggregate claims up to $500,000 annually. Self insurance costs are accrued based upon the aggregate of the liability for reported claims. The company recorded expense in connection with the insurance plan of $372,000 and $480,000 for 1996 and 1995, respectively.

             On July 10, 1996 the Company entered into an employment agreement with Ronald P. Sorci to act as the Company's controller for a term of five years. The agreement was modified on November 22, 1996. Under the agreement as modified, Mr. Sorci will receive an annual salary of $100,000, an annual non-accountable expense allowance of $25,000, 2,083 shares of Common Stock each March 31 and November 30, and other customary benefits. The agreement also contained a covenant by Mr. Sorci that he would not compete with the Company, for which Mr. Sorci received 199,444 shares of Common Stock plus a loan in the amount of $250,000. The loan is due on May 31, 1997 with interest at 9.5%, and is secured by 70,000 shares of Common Stock. In addition, the Company agreed to indemnify Mr. Sorci against certain contingent liabilities which may arise from Mr. Sorci's previous service as Chief Executive Officer of RPS Executive Limousines Ltd., a limousine service in the New York metropolitan area.

             In November 1996, the Company entered into an employment agreement with the Chairman (See Note 9). The Agreement further provides that in the event of a change in control of the Company the Company must (i) repurchase all shares of capital stock owned by Mr. Margolies or members of his family, (ii) pay Mr. Margolies ten times his last annual salary, (iii) issue to Mr. Margolies 25% of the Common Stock of the Company, and (iv) repay all loans by the Margolies family to the Company. Mr. Margolies has agreed to waive these "change of control" provisions in connection with the proposed merger with Precept Investors, Inc.

[19]     IMPAIRMENT OF ASSET

             In October 1996 the Company's harness manufacturing subsidiary, ATAB of Texas, lost its long term profitable contract with Stewart & Stevenson ("S&S"), ATAB's only customer. Although ATAB continues to do work for S&S, all subsequent work has materially lower profit margins to the extent that future profits at ATAB are uncertain. As such, management determined that certain intangible assets including goodwill should be written off as the net realizable value of such assets had been significantly impaired as a result of the significant change in the profit outlook for ATAB.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

[20]          SUBSEQUENT EVENTS
              -----------------

   On March 7, 1997 the Company signed a letter of intent to enter into a merger agreement with Precept Investors, Inc. ("Precept"), a Texas corporation, which is a leading distributor of business forms and product management systems and which also has a limousine service business and a package delivery business. Pursuant to the aforementioned agreement, Precept would be merged into the Company with the Precept shareholders receiving an aggregate of 36,000,000 shares of the Company's common stock. The merger will not be completed, however, unless a number of conditions precedent are satisfied, including inter alia; negotiation and execution of a binding merger agreement and other related agreements, documents and instruments; satisfactory completion of due diligence reviews by both Precept and the Company, which reviews are presently ongoing; receipt of a fairness opinion from an investment banker of the Company; the expiration or termination of any applicable waiting periods under the Hart Scott-Rudino Antitrust Improvements Act of 1976, as amended; and approval of the merger by the shareholders of the Company and of Precept. Accordingly, these financial statements have been prepared as if no merger will take place.

   On January 30, 1997 the Company formed a wholly-owned subsidiary named U. S. Trucking, Inc. ("USTI"). Thereafter, the following transactions contemporaneously took place:

   --100% of the issued and outstanding stock of the Company's wholly-owned tractor-trailer subsidiaries, Trans Lynx Express, Inc. and Jay & Jay Transportation, Inc., were merged into USTI as wholly-owned subsidiaries thereof;

   --USTI acquired 100% of the issued and outstanding stock of Mencor, Inc., a tractor-trailer brokerage company in exchange for $75,000 and 37,500 shares of the Company's common stock;

   --USTI acquired 100% of the issued and outstanding stock of Gulf Northern Transport, Inc., ("GNTI") a tractor-trailer delivery company for common shares of USTI which represented 25% of the issued and outstanding stock of USTI.

   In connection with the acquisition of Mencor and GNTI, USTI entered into employment agreements with Danny Pixler and Michael Menor. The agreement with Danny Pixler provides that USTI will employ Mr. Pixler through January 30, 2002 as President of USTI and GNTI. Mr. Pixler will receive an annual salary of $105,000 as well as options to purchase 60,000 shares of the Company's Common Stock at prices from $1.75 through $3.75. The Agreement with Mr. Menor provides that he will be employed through January 30, 2000 as President of Mencor. Mr. Menor will receive an annual salary of $60,000. The Company also issued 18,750 shares of Common Stock to Mr. Menor as consideration for his covenant not to compete with the Company for two years after termination of his employment.
                                       F-31