Form 10QSB
period 1997-03-31
US TRANSPORTATION SYSTEMS INC
filed 1997-06-03
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997



/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-16140

                        U.S. TRANSPORTATION SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Nevada                                      34-1397328
  --------------------------------                  -----------------------
  (State or other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                    Identification Number)

33 West Main Street
Elmsford, New York                                         10523
---------------------------------------                 ------------
(Address of Principal Executive Office)                  (Zip Code)

Registrant's Telephone Number, including Area Code:  (914) 345-3339

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                  Yes    _X_                    No ___

As of June 13, 1997, there were 6,855,678 shares of Common Stock, $.01 par value, net of treasury shares.

Transitional Small Business Disclosure Format


                  Yes    ___                   No _X_

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997


                                     ASSETS
                                    --------
CURRENT ASSETS:
   Cash and cash equivalents                                $ 1,520,317
   Cash  -  restricted                                          345,570
   Accounts  receivable, net allowance for doubtful
      accounts of $546,000                                    7,062,092
   Notes receivables                                          1,305,308
   Net investment in sales-type leases                          807,965
   Inventories                                                  672,966
   Prepaid and other assets                                   1,023,291
                                                           ------------

              TOTAL CURRENT ASSETS                           12,737,508
                                                           ------------
PROPERTY, PLANT AND EQUIPMENT:
   Revenue equipment                                         16,313,776
   Land & Building                                            1,046,402
   Other                                                      1,574,705
                                                           ------------
              Total - at cost                                18,934,883

   Less:   Accumulated depreciation                          (7,836,746)
                                                           ------------
PROPERTY, PLANT AND EQUIPMENT- NET                           11,098,137
                                                           ------------
ASSETS HELD FOR RESALE                                          209,033
                                                           ------------
OTHER ASSETS:
   Net investment in sales-type leases                        1,500,505
   Goodwill, net of accumulated amortization
       of  $548,810                                           1,783,345
   Other intangible assets, net of  accumulated
      amortization of  $195,081                               1,227,495
   Notes receivable                                           5,539,600
   Marketable Securities                                        903,125
   Other assets                                                 402,230
                                                           ------------

TOTAL OTHER ASSETS                                           11,356,300
                                                           ------------
TOTAL ASSETS                                                $35,400,978
                                                           ============

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable                                              $ 2,876,644
 Line of credit                                               5,156,620
 Accounts payable                                             1,294,570
 Accrued liabilities                                            826,535
 Due to related party                                           400,507
                                                           ------------

TOTAL CURRENT LIABILITIES                                    10,554,876
                                                           ------------
LONG-TERM OBLIGATIONS, NET OF CURRENT
 MATURITIES:
 Notes payable                                                5,594,050
 Minority Interest in Subsidiary                                546,110
 Due to related party                                           600,761
                                                           ------------
TOTAL LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                         6,740,921
                                                           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock - par value $.01 per share,
 redemption value $10.00 per share:
   Authorized - 10,000,000 shares
   Issued and outstanding - 180,000 shares                    1,800,000
 Common stock - par value $.01 per share:
      Authorized - 50,000,000 shares
      Issued and outstanding - 6,855,679 shares                  68,557
   Additional paid-in capital                                29,308,848
   Stock subscription receivable                                (35,785)
   Deferred compensation                                       (515,625)
   Retained earnings (deficit)                              (12,520,814)
                                                           ------------
TOTAL  STOCKHOLDERS'  EQUITY                                 18,105,181
                                                           ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                      $35,400,978
                                                           ============

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                        1997             1996
                                                   --------------     ----------

REVENUES                                            $7,747,443       $4,153,986
                                                   -----------      ------------

EXPENSES:
  Cost of goods sold                                   174,084          386,604
  Operating expenses                                 5,172,033        1,930,693
  Selling, general and administrative                1,733,190          857,732
  Depreciation expense                                 448,610          189,503
  Rent expense                                         360,845          259,668
  Amortization of intangible assets                    172,755           32,910
                                                   -----------      ------------

 TOTAL EXPENSES                                      8,061,517        3,657,110
                                                   -----------      ------------


INCOME (LOSS) FROM OPERATIONS                         (314,074)         496,876
                                                   -----------      ------------

OTHER INCOME (EXPENSES):
  Interest expense                                    (150,744)         (98,550)
  Interest income                                       97,879           68,711
  Gain / (loss) on sales of assets                           0           50,427
  Minority interest in subsidiary losses                49,474                0
  Other                                                 23,686           (8,383)
                                                   -----------      ------------
           Total other income (expense), net            20,295           12,205
                                                   -----------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                                $ (293,779)      $  509,081
                                                   -----------      ------------




                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                                        1997             1996
                                                   --------------     ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                                 $ (293,779)       $ 509,081
                                                   -----------      ------------
DISCONTINUED OPERATIONS:
   Gain on disposal of assets of discontinued
    custom equipment manufacturing segment:            721,755               --
  Gain on disposal of assets of discontinued
    entertainment ticketing segment:                   566,781               --
  Adjustment of reserve for discontinued
    operations                                              --          (87,416)
                                                   -----------      ------------
GAIN FROM DISCONTINUED OPERATIONS                    1,288,536          (87,416)
                                                   -----------      ------------

NET INCOME                                          $  994,757       $  421,665
                                                   ===========      ============
EARNINGS PER SHARE:
   Income (loss) from continuing operations         $     (.04)      $      .16
   Gain from discontinued operations                       .19             (.01)
                                                   -----------      ------------

EARNINGS PER SHARE                                  $      .15       $      .15
                                                   ===========      ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                6,828,595        2,791,083
                                                   ===========      ============

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                      THE THREE MONTHS ENDED MARCH 31, 1997


                                                            Common Stock              Preferred Stock            Additional
                                                       ----------------------      ---------------------           Paid-In
                                                        Shares        Amount        Shares       Amount            Capital
                                                       --------    ----------      --------    ---------         ------------
Balance, December 31, 1995                            2,232,035     $ 22,320       180,000     $ 1,800,000       $17,056,511
---------------------------                          ----------    ----------      --------   ------------       -----------
Net proceeds from exercise of warrants and options       60,000          600            --              --           206,900

Common stock issued in connection with
  purchase of Krogel Freight                             18,333          183            --              --            54,817

Preferred stock issuance                                     --           --           300         300,000           (43,272)

Conversion of debentures into common stock              753,667        7,537            --              --         1,768,751

Preferred stock conversion                               88,889          889          (300)       (300,000)          299,111

Restricted stock grant issuance                              --           --            --              --                --

Preferred stock dividends                                    --           --            --              --                --

Repurchase of common stock                              (47,500)        (475)           --              --           (89,495)

Common stock issued in connection with bridge loan      109,957        1,100            --              --           248,454

Common stock offering                                 1,705,043       17,050            --              --         4,996,006

Common stock issued in connection with
 consulting services                                    314,167        3,142            --              --           874,733

Common stock issued in connection with
 employment contracts                                    16,667          167            --              --           124,833

Common stock issued in connection with
  purchase of BancPro Transportation                    336,000        3,360            --              --           864,540

Common stock issued in exchange for
 covenant not-to-compete                                199,444        1,994            --              --           548,006

Change in features of preferred stock                        --           --            --              --           680,000

Obligation to issue 1,000,000 shares of common
  stock in regards to long-term employment
  agreement with Company officer                      1,000,000       10,000            --              --         1,552,500

Other                                                    14,810          148            --              --            61,786

Net loss                                                     --           --            --              --                --
                                                     ----------    ---------      --------      ----------       -----------
Balance, December 31, 1996                            6,801,512     $ 68,015       180,000      $1,800,000       $29,204,181
                                                     ==========    =========      ========      ==========       ===========


                                                        Stock Sub-      Deferred       Retained
                                                        scription        Compen-       Earnings
                                                       Receivable        sation       (Deficit)      Total
                                                      -------------    ----------    -----------    -------
Balance, December 31, 1995                             $(290,285)     $ (658,504)   $ (6,651,785)  $11,278,257
---------------------------                           -----------     -----------   -------------  -----------
Net proceeds from exercise of warrants and options            --              --              --       207,500

Common stock issued in connection with
  purchase of Krogel Freight                                  --              --              --        55,000

Preferred stock issuance                                      --              --              --       256,728

Conversion of debentures into common stock                    --              --              --     1,776,288

Preferred stock conversion                                    --              --              --            --

Restricted stock grant issuance                               --         113,415              --       113,415

Preferred stock dividends                                     --              --        (169,335)     (169,335)

Repurchase of common stock                                    --              --              --       (89,970)

Common stock issued in connection with bridge loan            --              --              --       249,554

Common stock offering                                         --              --              --     5,013,056

Common stock issued in connection with
 consulting services                                     252,500              --              --     1,130,375

Common stock issued in connection with
 employment contracts                                         --              --              --       125,000

Common stock issued in connection with
  purchase of BancPro Transportation                          --              --              --       867,900

Common stock issued in exchange for
 covenant not-to-compete                                      --              --              --       550,000

Change in features of preferred stock                         --              --              --       680,000

Obligation to issue 1,000,000 shares of common
  stock in regards to long-term employment
  agreement with Company officer                              --              --              --     1,562,500

Other                                                         --              --              --        61,934

Net loss                                                      --              --      (6,694,451)   (6,694,451)
                                                      -----------     -----------   -------------  -----------
Balance, December 31, 1996                              $(37,785)     $ (545,089)   $(13,515,571)  $16,973,751
                                                      ===========     ===========   =============  ===========


               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                      THE THREE MONTHS ENDED MARCH 31, 1997



                                                            Common Stock              Preferred Stock            Additional
                                                       ----------------------      ---------------------           Paid-In
                                                        Shares        Amount        Shares       Amount            Capital
                                                       --------    ----------      --------    ---------        ------------
Balance, December 31, 1996 (carried forward)          6,801,512     $ 68,015       180,000    $1,800,000        $29,204,181
                                                     ----------    ---------      --------    ----------        -----------
Other                                                     4,167           42            --            --              8,292

Common stock issued in connection with
  Mencor acquisition                                     37,500          375            --            --             74,625

Stock options exercised                                  12,500          125            --            --             21,750

Net income                                                   --           --            --            --                 --
                                                     ----------    ---------      --------    ----------        -----------
Balance, March  31, 1997                              6,855,679     $ 68,557       180,000    $1,800,000        $29,308,848
                                                     ==========    =========      ========    ==========        ============


                                                        Stock Sub-      Deferred       Retained
                                                        scription        Compen-       Earnings
                                                       Receivable        sation       (Deficit)      Total
                                                      -------------    ----------    -----------    -------
Balance, December 31, 1996 (carried forward)            ($37,785)      $(545,089)   $(13,515,571)  $16,973,751
                                                        ----------     ----------   -------------  -----------
Other                                                      2,000              --              --        10,334

Common stock issued in connection with
  Mencor acquisition                                          --              --              --        75,000

Stock options exercised                                       --              --              --        21,875

Net income                                                    --              --         994,757       994,757
                                                        ----------     ----------   -------------  -----------
Balance, March  31, 1997                                 $(35,785)     $(515,625)   $(12,520,814)  $18,105,181
                                                        ==========     ==========   =============  ===========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                        1997             1996
                                                     ---------        ---------
OPERATING ACTIVITIES:

Income from continuing operations                  $  (293,779)     $   509,081

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                     621,365          222,413
     Amortization of deferred compensation              29,464               --
     Minority Interest in Subsidiary Losses            (49,474)              --
     Gain on sales of assets                                --          (47,861)
   Change in assets and liabilities:
     Accounts receivable                              (373,929)        (896,430)
     Inventories                                        57,769          138,130
     Notes Receivable                                  (12,264)          (6,367)
     Prepaid and other assets                          (58,869)          34,799
     Accounts payable                                 (204,838)        (384,042)
     Accrued liabilities                               108,999          (93,891)
                                                   ------------     ------------
 Net cash used in continuing operations               (175,556)        (524,168)
                                                   ------------     ------------
Income (loss) from Discontinued Operations:          1,288,536          (87,416)
Adjustments:
    Change in net assets and liabilities
      of discontinued operations                    (2,431,220)        (575,315)
    Proceeds from Sale of Assets Held for Sale         100,000               --
    Depreciation and Amortization                           --          144,698
                                                   ------------     ------------
Net cash used in discontinued operations            (1,042,684)        (518,033)
                                                   ------------     ------------
NET CASH USED IN OPERATING
     ACTIVITIES (CARRIED FORWARD)                  $(1,218,240)     $(1,042,201)
                                                   ------------     ------------

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                        1997             1996
                                                     ---------        ---------

NET CASH USED IN OPERATING
  ACTIVITIES (BROUGHT FORWARD)                     $(1,218,240)     $(1,042,201)
                                                   ------------     ------------
INVESTING ACTIVITIES:
  Capital expenditures                                (108,248)          (1,775)
  Acquisition of intangible assets                    (126,016)        (150,000)
  Transfers to restricted cash                        (185,823)          (1,282)
  Advances on notes receivable                        (265,000)         (25,000)
  Collection of notes receivable                       629,475           21,458
  Collection of leases receivable                       52,267           90,726
  Other                                                 27,314           74,128
                                                   ------------     ------------
NET CASH PROVIDED BY
     INVESTING ACTIVITIES                               23,969            8,255
                                                   ------------     ------------
FINANCING ACTIVITIES:
  Cash overdraft                                      (395,156)              --
  Advances to related party                                 --           50,630
  Proceeds from issuance of convertible debentures          --          256,728
  Payment of preferred dividends                            --          (47,925)
  Principal payments to related party                 (103,846)        (107,932)
  Principal payments on debt                        (2,862,433)      (2,291,980)
  Borrowings on debt                                 2,661,519        2,221,950
  Proceeds from options and warrants
    exercised                                           21,875               --
                                                   ------------     ------------
NET CASH PROVIDED BY (USED IN)-
  FINANCING ACTIVITIES                                (678,041)          81,471
                                                   ------------     ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                  (1,872,312)        (952,475)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                  3,392,629        1,727,789
                                                   ------------     ------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                      $ 1,520,317      $   775,314
                                                   ============     ============

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   1997                  1996
                                                   ----                  ----
Cash paid during the year for:
   Interest                                      $264,000              $135,000
                                                 ========              ========
   Taxes                                         $    -0-              $   -0-
                                                 ========              ========


                   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                            AND FINANCING ACTIVITIES

           In January 1997, the Company sold the assets of its discontinued entertainment segment in exchange for 850,000 shares of common stock of Packaging Plus Services, Inc. (See Note 3.)

           In March 1997, the Company sold the assets of its discontinued custom equipment manufacturing segment in exchange for $100,000 cash and notes with a present value of $5,810,868. (See Note 3.)

           In January 1997, the Company acquired 100% of the common stock of Mencor Inc. in exchange for $70,000 cash and 37,500 shares of the Company's common stock. (See Note 2.)

           In January 1997, the Company acquired 100% of the common stock of Gulf Northern Transport, Inc. in exchange for $225,000 cash and common shares of its subsidiary U.S. Trucking, Inc. ("USTI") representing 25% of the issued and outstanding common stock of USTI. (See Note 2.)

           During the three months ended March 31, 1996, the Company sold buses in exchange for $154,351 of sales type financing lease receivables.

           During the three months ended March 31, 1996, the Company acquired revenue equipment utilizing long term debt of $529,359.

           During the three months ended March 31, 1996, holders of $1,776,288 of convertible debentures converted such debentures into 4,522,002 shares of the Company's common stock.

           In January, 1996, the Company issued 300 shares of convertible preferred stock for $256,728; these shares were converted into 533,334 shares of common stock prior to March 31, 1996.

           During the three months ended March 31, 1996, the Company acquired 110,000

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


shares of its common stock for $82,500.

           In February 1996, the Company issued 110,000 shares of common stock as part of its acquisition of certain personal property and contract rights from Krogel Freight Systems of Tampa, Inc. and Krogel Air Freight, Inc.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

[1] MANAGEMENT'S REPRESENTATION

           In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of U.S. Transportation Systems, Inc. and Subsidiaries and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit that fair presentation have been made. Certain information and footnote disclosures normally required by financial accounting principles have been condensed or omitted. It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Form 10-KSB report. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

[2] ACQUISITIONS

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

           --USTI acquired 100% of the issued and outstanding stock of Mencor, Inc. ("Mencor"), a tractor-trailer brokerage company in exchange for $75,000 and 37,500 shares of the Company's common stock;

           --USTI acquired 100% of the issued and outstanding stock of Gulf Northern Transport, Inc. ("GNT"), a tractor-trailer delivery company, for common shares of USTI which represented 25% of the issued and outstanding stock of USTI and for $225,000 cash.

           The acquisitions of Mencor and GNT were accounted for as purchases and resulted in goodwill of $352,396. Additionally, at the time the acquisition of GNT, the Company recorded a liability for the resulting minority interest in USTI of $595,584.

[3] DISCONTINUED OPERATIONS

           On March 28, 1997 the Company sold ASI as a continuing operation for:
$100,000 cash; a 10.5% interest bearing note of approximately $5,200,000 with monthly payments of approximately $80,000, the unpaid principal fully due on April 1, 1999; and a non-interest bearing note of $685,000 due April 1, 1999. This transaction resulted in a gain on disposal of $721,755.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

[3] DISCONTINUED OPERATIONS (continued)

           On January 7, 1997 the Company sold the entertainment divisions as a continuing operation for 850,000 shares of common stock of Packaging Plus Services, Inc., a publicly-held company (Symbol: "PKGP"). PKGP was trading at $1.0625 per share at the time of the sale. This transaction resulted in a gain on disposal of $566,781.

           At March 31, 1997, Assets Held for Sale consisted of one motorcoach bus with a carrying value of $55,953 and land and building in Phoenix, Arizona with a carrying value, net of related debt, of $153,080. The carrying values of these assets approximate estimated realizable value.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      Three Months Ended March 31, 1997 vs.
                        Three Months Ended March 31, 1996

Results of Operations

           The Company's revenues for the first three months of 1997 increased by $3,593,457 from the same period in 1996, i.e., by 87 percent. This increase resulted primarily from the acquisition of BancPro Transportation, Inc. in September 1996, which had revenues of $577,964 in the first quarter of 1997, and the acquisitions of the tractor-trailer operations, that is Jay & Jay Transportation, Inc. in June 1996, Mencor, Inc. and Gulf Northern Transport, Inc. in January 1997. The tractor-trailer operations, operated within the Company's 75 percent owned subsidiary, USTI, had revenues of $2,976,654 in the three months ended March 31, 1997.

           Despite the aforementioned increase in revenues, the Company's income from operations decreased substantially, from $509,081 in 1997 to a loss of $296,904 in 1997. This resulted from several factors, as explained below:

           USTI--Tractor-trailer operations incurred a loss of $307,376 in the first quarter of 1997. As a result of reoganizing and aggressive route restructuring, the Company expects its tractor-trailer operations to be profitable by the end of the second quarter in 1997.

           Armstrong--Local pick-up and delivery operations incurred operating losses of $232,826 in the first quarter of 1997 after recording a profit of $80,166 in the same quarter in 1996. The Company is presently computerizing the operation, consolidating redundant duties at the multiple locations, altering its customer mix to increase margins and dropping unprofitable routes. As a result of these actions, the Company expects Armstrong to reach profitability by August 1997.

           ATAB--As a result of ATAB's present contract work with its sole customer, Stewart & Stevenson ("S&S"), having significantly lower profit margins than the previous contract which was completed (and not renewed) in October 1996, ATAB's income from operations decreased from $147,282 in the three months ended March 31, 1996 to approximately breakeven (ie., a loss from operations of $19,327) for the same period in 1997. ATAB's present contract work with S&S will be completed by the end of June 1997 and, at present, ATAB has no commitments for future work.

Liquidity and Capital Resources

           The Company's working capital of $2,182,632 at March 31, 1997 represents a slight increase from its working capital of $1,933,702 at March 31, 1996. Cash flow from operations was $307,376 for the three months ended March 31, 1997 before

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

application of funds to working capital components. The Company anticipates positive cash flow from continuing operations and discontinued operations in the foreseeable future.

           The Company sold the assets of both its discontinued custom equipment manufacturing segment and its entertainment segment in the first quarter of 1997. The Company sold ASI and received $100,000 cash; a 10.5% interest bearing note of approximately $5,200,000 with monthly payments of approximately $80,000, the unpaid principal fully due on April 1, 1999; and a non-interest bearing note of $685,000 due April 1, 1999. The Company sold the entertainment divisions in exchange for 850,000 shares of common stock of Packaging Plus Services, Inc., a publicly-held company (Symbol: "PKGP"), subject to various trading restrictions for a two-year period. PKGP was trading for $1.33 on June 2, 1997.

           The Company has no significant commitments at this time which would require it to expend capital and believes its current facilities and cqpital equipment are adequate for the Company as presently structured.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               U.S. TRANSPORTATION SYSTEMS, INC.





                                               /s/  Michael Margolies
                                               ---------------------------------
                                               Michael Margolies,
                                               Chief Executive Officer


                                               /s/  Terry A. Watkins
                                               ---------------------------------
                                               Terry A. Watkins,
                                               Chief Financial Officer