Form 10QSB
period 1997-06-30
US TRANSPORTATION SYSTEMS INC
filed 1997-08-14
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X /  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997
                                     ---------------


/   /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-16140
                                              ---------

                        U.S. TRANSPORTATION SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Nevada                              34-1397328
-----------------------------------     ------------------------------------
  (State or other Jurisdiction of              (I.R.S. Employer
  Incorporation or Organization)               Identification Number)

33 West Main Street
Elmsford, New York                                     10523
--------------------------------------------------------------------------------
(Address of Principal Executive Office)             (Zip Code)

Registrant's Telephone Number, including Area Code:  (914) 345-3339
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.

                  Yes    X                    No
                      -------                    -------

As of August 12, 1997, there were 7,092,587 shares of Common Stock, $.01 par value, net of treasury shares.

Transitional Small Business Disclosure Format


                  Yes                         No   X
                      -------                    -------

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997


                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $    934,612
   Cash  -  restricted                                              182,879
   Accounts  receivable, net allowance for doubtful
      accounts of $546,000                                        8,352,754
   Notes receivable                                               1,334,523
   Net investment in sales-type leases                              772,646
   Inventories                                                      487,913
   Prepaid and other assets                                       1,057,918
                                                               ------------

TOTAL CURRENT ASSETS                                             13,123,245
                                                               ------------
PROPERTY, PLANT AND EQUIPMENT:
   Revenue equipment                                             12,185,804
   Land & building                                                  838,680
   Other                                                          1,752,751
                                                                -----------
      Total (at cost)                                            14,777,235

   Less:   Accumulated depreciation                              (4,051,715)
                                                               ------------
PROPERTY, PLANT AND EQUIPMENT- NET                               10,725,520
                                                               ------------
ASSETS HELD FOR SALE                                                209,033
                                                               ------------
OTHER ASSETS:
   Net investment in sales-type leases                            1,434,917
   Goodwill, net of accumulated amortization
       of  $614,621                                               1,909,214
   Other intangible assets, net of  accumulated
      amortization of  $264,531                                   1,054,131
   Notes receivable                                               5,587,300
   Marketable securities                                            903,125
   Other assets                                                     416,773
                                                               ------------

TOTAL OTHER ASSETS                                               11,305,460
                                                               ------------
TOTAL ASSETS                                                   $ 35,363,258
                                                               ============

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Cash Overdraft                                                  $    343,394
   Notes payable                                                      2,351,652
   Line of credit                                                     5,564,440
   Accounts payable                                                   1,189,463
   Accrued liabilities                                                  579,051
   Due to related party                                                 357,392
                                                                   ------------

TOTAL CURRENT LIABILITIES                                            10,385,392
                                                                   ------------
LONG-TERM OBLIGATIONS, NET OF CURRENT
 MATURITIES:
   Notes payable                                                      5,487,190
   Minority interest in subsidiary                                      569,705
   Due to related party                                                 536,088
                                                                   ------------
TOTAL LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                                 6,592,983
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.01 per share,
    redemption value $10.00 per share:
      Authorized - 10,000,000 shares
      Issued and outstanding - 180,000 shares                         1,800,000
   Common stock - par value $.01 per share:
      Authorized - 50,000,000 shares
      Issued and outstanding - 6,855,679 shares                          68,557
   Additional paid-in capital                                        29,308,848
   Stock subscription receivable                                        (31,785)
   Deferred compensation                                               (515,625)
   Retained earnings (deficit)                                      (12,245,112)
                                                                   -------------

TOTAL  STOCKHOLDERS'  EQUITY                                         18,384,883
                                                                   ------------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                        $ 35,363,258
                                                                   ============

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                      1997             1996
                                                  ------------     ------------

REVENUES                                          $ 17,490,340     $  9,069,461
                                                  ------------     ------------

EXPENSES:
   Cost of goods sold                                  546,541          694,954
   Operating expenses                               11,298,091        4,261,267
   Selling, general and administrative               3,533,686        1,775,071
   Depreciation expense                              1,007,817          472,555
   Rent expense                                        754,865          519,792
   Amortization of intangible assets                   258,036          210,173
                                                  ------------     ------------

 TOTAL EXPENSES                                     17,399,036        7,933,812
                                                  ------------     ------------


INCOME FROM OPERATIONS                                  91,304        1,135,649
                                                  ------------     ------------

OTHER INCOME (EXPENSES):
   Interest expense                                   (504,840)        (266,929)
   Interest income                                     326,666          134,882
   Gain / (loss) on sales of assets                     24,657           55,828
   Minority interest in subsidiary losses               28,748                0
   Other                                                15,388          (18,583)
                                                  ------------     ------------

TOTAL OTHER EXPENSES, net                             (109,381)         (94,802)
                                                  ------------     ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                              $    (18,077)    $  1,040,847
                                                  ------------     ------------




                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996




                                                         1997           1996
                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                                  $   (18,077)   $ 1,040,847
                                                     -----------    -----------

DISCONTINUED OPERATIONS:
   Gain on disposal of assets of discontinued
    custom equipment manufacturing segment:              721,755           --
  Gain on disposal of assets of discontinued
    entertainment ticketing segment:                     566,781           --
  Adjustment of reserve for discontinued
    operations                                              --         (206,364)
                                                     -----------    -----------

GAIN (LOSS) FROM DISCONTINUED OPERATIONS               1,288,536       (206,364)
                                                     -----------    -----------

NET INCOME                                             1,270,459        834,483

Less: Preferred dividends                                   --           95,850
                                                     -----------    -----------

NET INCOME applicable to common shareholders         $ 1,270,459    $   738,633
                                                     ===========    ===========

EARNINGS PER COMMON SHARE:
   Income (loss) from continuing operations          $      (.00)   $       .35
   Gain (loss) from discontinued operations                  .19           (.07)
                                                     -----------    -----------

EARNINGS PER SHARE                                   $       .19    $       .28
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                  6,828,595      2,951,414
                                                     ===========    ===========








                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                        1997            1996
                                                    -----------     -----------

REVENUES                                            $ 9,742,898     $ 4,915,475
                                                    -----------     -----------

EXPENSES:
   Cost of goods sold                                   372,457         308,350
   Operating expenses                                 6,126,058       2,330,574
   Selling, general and administrative                1,800,496         917,339
   Depreciation expense                                 559,207         283,052
   Rent expense                                         394,020         260,124
   Amortization of intangible assets                     85,281          44,674
                                                    -----------     -----------

 TOTAL EXPENSES                                       9,337,519       4,144,113
                                                    -----------     -----------


INCOME FROM OPERATIONS                                  405,379         771,362
                                                    -----------     -----------

OTHER INCOME (EXPENSES):
   Interest expense                                    (351,227)       (133,379)
   Interest income                                      228,788          66,171
   Gain / (loss) on sales of assets                      24,657           5,401
   Minority interest in subsidiary profit               (23,595)           --
   Other                                                 (8,298)        (10,200)
                                                    -----------     -----------

TOTAL OTHER EXPENSES, net                              (129,675)        (72,007)
                                                    -----------     -----------

INCOME FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                                $   275,704     $   699,355
                                                    -----------     -----------




                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996




                                                         1997           1996
                                                     -----------    -----------

INCOME FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                                  $   275,704    $   699,355
                                                     -----------    -----------

DISCONTINUED OPERATIONS:

  Adjustment of reserve for discontinued
    operations                                              --         (286,536)
                                                     -----------    -----------

LOSS FROM DISCONTINUED OPERATIONS                           --         (286,536)
                                                     -----------    -----------

NET INCOME                                               275,704        412,819

Less: Preferred dividends                                   --           95,850
                                                     -----------    -----------

NET INCOME applicable to common shareholders         $   275,704    $   316,969
                                                     ===========    ===========

EARNINGS PER COMMON SHARE:
   Income (loss) from continuing operations          $       .04    $       .22
   Gain (loss) from discontinued operations                  .00           (.09)
                                                     -----------    -----------

EARNINGS PER SHARE                                   $       .04    $       .13
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                  6,828,595      3,111,746
                                                     ===========    ===========


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                       THE SIX MONTHS ENDED JUNE 30, 1997

                                                                                                                      Additional
                                                             Common Stock                  Preferred Stock              Paid-In
                                                        Shares          Amount         Shares           Amount          Capital
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1995                              2,232,035    $     22,320         180,000    $  1,800,000    $ 17,056,511
--------------------------                           ------------    ------------    ------------    ------------    ------------

Net proceeds from exercise of warrants and options         60,000             600            --              --           206,900

Common stock issued in connection with
  purchase of Krogel Freight                               18,333             183            --              --            54,817

Preferred stock issuance                                     --              --               300         300,000         (43,272)

Conversion of debentures into common stock                753,667           7,537            --              --         1,768,751

Preferred stock conversion                                 88,889             889            (300)       (300,000)        299,111

Restricted stock grant issuance                              --              --              --              --              --

Preferred stock dividends                                    --              --              --              --              --

Repurchase of common stock                                (47,500)           (475)           --              --           (89,495)

Common stock issued in connection with bridge loan        109,957           1,100            --              --           248,454

Common stock offering                                   1,705,043          17,050            --              --         4,996,006

Common stock issued in connection with
 consulting services                                      314,167           3,142            --              --           874,733

Common stock issued in connection with
 employment contracts                                      16,667             167            --              --           124,833

Common stock issued in connection with
  purchase of BancPro Transportation                      336,000           3,360            --              --           864,540

Common stock issued in exchange for
 covenant not-to-compete                                  199,444           1,994            --              --           548,006

Change in features of preferred stock                        --              --              --              --           680,000

Obligation to issue 1,000,000 shares of common
  stock in regards to long-term employment
  agreement with Company officer                        1,000,000          10,000            --              --         1,552,500

Other                                                      14,810             148            --              --            61,786

Net loss                                                     --              --              --              --              --
                                                        ---------    ------------    ------------    ------------    ------------

Balance, December 31, 1996                              6,801,512    $     68,015         180,000    $  1,800,000    $ 29,204,181
                                                        ---------    ------------         -------    ------------    ------------

                          [RESTUBBED FROM TABLE ABOVE]

                                                      Stock Sub-      Deferred         Retained
                                                      scription        Compen-         Earnings
                                                      Receivable        sation        (Deficit)         Total
                                                     -----------     -----------    -------------      ---------

Balance, December 31, 1995                           $   (290,285)   $    658,504)   $  6,651,785)   $ 11,278,257
--------------------------                           ------------    ------------    ------------    ------------

Net proceeds from exercise of warrants and options           --              --              --           207,500

Common stock issued in connection with
  purchase of Krogel Freight                                 --              --              --            55,000

Preferred stock issuance                                     --              --              --           256,728

Conversion of debentures into common stock                   --              --              --         1,776,288

Preferred stock conversion                                   --              --              --              --

Restricted stock grant issuance                              --           113,415            --           113,415

Preferred stock dividends                                    --              --          (169,335)       (169,335)

Repurchase of common stock                                   --              --              --           (89,970)

Common stock issued in connection with bridge loan           --              --              --           249,554

Common stock offering                                        --              --              --         5,013,056

Common stock issued in connection with
 consulting services                                      252,500            --              --         1,130,375

Common stock issued in connection with
 employment contracts                                        --              --              --           125,000

Common stock issued in connection with
  purchase of BancPro Transportation                         --              --              --           867,900

Common stock issued in exchange for
 covenant not-to-compete                                     --              --              --           550,000

Change in features of preferred stock                        --              --              --           680,000

Obligation to issue 1,000,000 shares of common
  stock in regards to long-term employment
  agreement with Company officer                             --              --              --         1,562,500

Other                                                        --              --              --            61,934

Net loss                                                     --              --        (6,694,451)     (6,694,451)
                                                     ------------    ------------    ------------    ------------

Balance, December 31, 1996                           $    (37,785)   $   (545,089)   $(13,515,571)   $ 16,973,751
                                                     ------------    ------------    ------------    ------------

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                       THE SIX MONTHS ENDED JUNE 30, 1997



                                                                                                            Additional
                                                       Common Stock               Preferred Stock            Paid-In
                                                  Shares          Amount        Shares       Amount          Capital
                                              ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1996 (carried forward)      6,801,512   $     68,015        180,000   $  1,800,000   $ 29,204,181
--------------------------------------------   ------------   ------------   ------------   ------------   ------------

Restricted stock grant                                 --             --             --             --             --

Common stock issued in connection with
  Mencor acquisition                                 37,500            375           --             --           74,625

Stock options exercised                              12,500            125           --             --           21,750

Other                                                 4,167             42           --             --            8,292

Net income                                             --             --             --             --             --
                                               ------------   ------------   ------------   ------------   ------------

Balance, June 30, 1997                            6,855,679   $     68,557        180,000   $  1,800,000   $ 29,308,848
                                               ============   ============   ============   ============   ============

                          [RESTUBBED FROM TABLE ABOVE]

                                                Stock Sub-       Deferred       Retained
                                                scription         Compen-       Earnings
                                                Receivable        sation        (Deficit)          Total
                                               ------------    ------------    ------------    ------------

Balance, December 31, 1996 (carried forward)   ($    37,785)   $   (545,089)   $(13,515,571)   $ 16,973,751
--------------------------------------------   ------------    ------------    ------------    ------------

Restricted stock grant                                 --            29,464            --            29,464

Common stock issued in connection with
  Mencor acquisition                                   --              --              --            75,000

Stock options exercised                                --              --              --            21,875

Other                                                 6,000            --              --            14,334

Net income                                             --              --         1,270,459       1,270,459
                                               ------------    ------------    ------------    ------------

Balance, June 30, 1997                         $    (31,785)   $   (515,625)   $(12,245,112)   $ 18,384,883
                                               ============    ============    ============    ============

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                           1997           1996
                                                       -----------    -----------
OPERATING ACTIVITIES:

Income from continuing operations                      $   (18,077)   $ 1,040,847

Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
        Depreciation and amortization                    1,265,853        557,663
        Amortization of deferred compensation               29,464           --
        Minority interest in subsidiary losses             (28,748)          --
        Gain on sales of assets                            (24,657)       (55,828)
        Change in assets and liabilities:
          Accounts receivable                           (1,675,592)    (1,046,064)
          Inventories                                      242,822         56,714
          Notes receivable                                  (3,924)        39,174
          Prepaid and other assets                         (93,496)       (35,742)
          Accounts payable                                (692,177)      (328,965)
          Accrued liabilities                             (353,769)      (109,669)
                                                       -----------    -----------

Net cash provided by (used in) continuing operations    (1,352,301)       118,130
                                                       -----------    -----------

Income (loss) from Discontinued Operations:              1,288,536           --
Adjustments:
     Change in net assets and liabilities
        of discontinued operations                      (2,238,049)    (1,304,088)
     Proceeds from sale of assets held for sale            100,000           --
     Depreciation and amortization                            --          279,660
                                                       -----------    -----------
Net cash used in discontinued operations                  (849,513)    (1,024,428)
                                                       -----------    -----------

NET CASH USED IN OPERATING
     ACTIVITIES (CARRIED FORWARD)                      $(2,201,814)   $  (906,298)
                                                       -----------    -----------

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                           1997           1996
                                                           ----           ----

NET CASH USED IN OPERATING
  ACTIVITIES (BROUGHT FORWARD)                          $(2,201,814)   $  (906,298)
                                                        -----------    -----------

INVESTING ACTIVITIES:
     Capital expenditures                                  (157,106)    (1,317,481)
     Acquisition of intangible assets                      (126,016)      (150,000)
     Transfers to restricted cash                           (23,132)        18,575
     Advances on notes receivable                          (379,912)          --
     Collection of notes receivable                         740,882         13,847
     Collection of leases receivable                        153,172        156,183
     Proceeds from sale of assets                           185,606         10,500
     Other                                                   16,770        (95,614)
                                                        -----------    -----------
NET CASH PROVIDED BY
     INVESTING ACTIVITIES                                   410,264     (1,363,990)
                                                        -----------    -----------

FINANCING ACTIVITIES:
     Cash overdraft                                         (51,761)     1,056,578
     Advances to related party                                 --          338,555
     Proceeds from issuance of convertible debentures          --          256,728
     Payment of preferred dividends                            --          (95,850)
     Principal payments to related party                   (211,635)      (251,934)
     Principal payments on debt                          (3,769,285)    (4,934,891)
     Borrowings on debt                                   3,344,339      4,411,218
     Proceeds from options and warrants                                    207,500
     Proceeds from bridge loan                               21,875        982,000
                                                        -----------    -----------
NET CASH PROVIDED BY (USED IN)-
     FINANCING ACTIVITIES                                  (666,467)     1,969,904
                                                        -----------    -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                    (2,458,017)      (300,384)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                       3,392,629      1,727,789
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                           $   934,612    $ 1,427,405
                                                        ===========    ===========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:                                      1997                  1996
                                                    ----                  ----
     Interest                                    $401,000              $281,000
                                                 ========              ========
     Taxes                                       $ 75,000              $   -0-
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

         During the six months ended June 30, 1996, the Company sold buses in exchange for $96,547 of sales type financing lease receivables.

         During the six months ended June 30, 1996, the Company acquired revenue equipment utilizing long term debt of $3,400,999.

         During the six months ended June 30, 1996, holders of $1,776,288 of convertible debentures converted such debentures into 753,667 shares of the Company's common stock.

         During the six months ended June 30, 1996, the Company issued 300 shares of convertible preferred stock for $256,728; these shares were converted into 88,889 shares of common stock.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                      AND FINANCING ACTIVITIES (CONTINUED)


         During the six months ended June 30, 1996, the Company acquired 47,500 shares of its common stock for $89,970.

         During the six months ended June 30, 1996, the Company declared $95,850 of preferred dividends.

         During the six months ended June 30, 1996, the Company issued 18,333 shares of common stock valued at $82,500, as part of its acquisition of certain personal property and contract rights from Krogel Freight Systems of Tampa, Inc. and Krogel Air Freight, Inc.

         During the six months ended June 30, 1996, the Company issued 16,667 shares of common stock in connection with a covenant not to compete.

         During the six months ended June 30, 1996, the Company issued 104,167 shares of common stock and forgave notes aggregating $252,500 in exchange for a consulting agreement.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

[1] MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of U.S. Transportation Systems, Inc. and Subsidiaries and the results of their operations and their cash flows for the six months ended June 30, 1997 and 1996, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit a fair presentation have been made. Certain information and footnote disclosures normally required by financial accounting principles have been condensed or omitted. It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Form 10-KSB report. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

[2] ACQUISITIONS

         On January 30, 1997 the Company formed a wholly-owned subsidiary, U. S. Trucking, Inc. ("USTI"). Thereafter, the following transactions took place:

                  --100% of the issued and outstanding stock of the Company's wholly-owned tractor-trailer subsidiaries, Trans Lynx Express, Inc. and Jay & Jay Transportation, Inc., were merged into USTI as wholly-owned subsidiaries thereof;
                  --USTI acquired 100% of the issued and outstanding stock of Mencor, Inc. ("Mencor"), a tractor-trailer brokerage company in exchange for $70,000 and 37,500 shares of the Company's common stock;
                  --USTI acquired 100% of the issued and outstanding stock of Gulf Northern Transport, Inc. ("GNT"), a tractor-trailer delivery company, for $225,000 cash and common shares of USTI which represented 25% of the issued and outstanding stock of USTI and.

         The acquisitions of Mencor and GNT were accounted for as purchases and resulted in goodwill of $352,396. Additionally, at the time the acquisition of GNT, the Company recorded a liability for the resulting minority interest in USTI of $595,584.

         During the six months ended June 30, 1996, the Company purchased certain personal property, intangible assets and contract rights fron Krogel Air Freight, Inc. and Krogel Freight Systems of Tampa, Inc. for $150,000 in cash and 16,667 shares of common stock. The acquisition was accounted for as a purchase.

         During the six months ended June 30, 1996, the Company purchased certain assets from Jackson & Johnson, Inc. for $160,000 in cash and the assumption of approximately $2,930,000 in accrued debt. The acquisition was accounted for as a purchase.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


[3] DISCONTINUED OPERATIONS

         On March 28, 1997 the Company sold ASI as a continuing operation for:
$100,000 cash; a 10.5% interest bearing note of approximately $5,200,000 with monthly payments of approximately $80,000, the unpaid principal fully due on April 1, 1999; and a non-interest bearing note of $685,000 also due April 1, 1999. This transaction resulted in a gain on disposal of $721,755.

         On January 7, 1997 the Company sold the entertainment divisions as a continuing operation for 850,000 shares of common stock of Packaging Plus Services, Inc., a publicly-held company (Symbol: "PKGP"). PKGP was trading at $1.0625 per share at the time of the sale. This transaction resulted in a gain on disposal of $566,781.

         At June 30, 1997, Assets Held for Sale consisted of one motorcoach bus with a carrying value of $55,953 and land and building in Phoenix, Arizona with a carrying value, net of related debt, of $153,080. The carrying values of these assets approximate estimated realizable value.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended June 30, 1997 vs. Three Months Ended March 31, 1997

         The Company's revenue increased from $7,742,898 in the first quarter of 1997 to $9,742,898 in the second quarter of 1997, a 26% increase. The Company's income from operations (before non-operating activities) increased from a loss of $314,074 in the first quarter of 1977 to a profit of $405,378 in the second quarter of 1997. This dramatic increase resulted from operating profits in various divisions through increased sales, elimination of unprofitable routes, reorganizing routes, computerization of operations, consolidation of duties and locations and altering customer mix to increase margins.

Results of Operations - Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

         The Company's revenues increased from $9,069,461 in the first six months of 1996 to $17,490,340 in the first six months of 1997, a 93% increase. This increase resulted primarily from the acquisition of BancPro Transportation, Inc. in September 1996, which had revenues of $1,236,980 in the first six months of 1997, and the acquisitions of three tractor-trailer operations, Jay & Jay Transportation, Inc. in June 1996, Mencor, Inc. and Gulf Northern Transport, Inc. in January 1997. The tractor-trailer operations, operated within the Company's 75 percent owned subsidiary, USTI, had revenues of $7,889,028 in the six months ended June 30, 1997.

         The Company's income from continuing operations decreased from $1,040,847 in 1996 to a loss of $18,077 in 1997. This resulted from several factors:

         USTI--Tractor-trailer operations incurred a loss of $264,261 in the first six months of 1997. However, as a result of reorganizing and aggressive route restructuring, this operation experienced a profit of $ 94,379 in the second quarter of 1997 and anticipates continuing its profitability throughout the balance of 1997.

         Armstrong--Local pick-up and delivery operations incurred operating losses of $438,838 in the first six months of 1997 after recording a profit of $121,751 in the same six months in 1996. The Company has computerized its operations, is consolidating redundant duties at multiple locations, altered its customer mix to increase margins and has dropped unprofitable routes. As a result of these actions, the Company expects Armstrong to reach profitability by early September 1997.

         ATAB--As a result of ATAB's present contract work with its sole customer, Stewart & Stevenson ("S&S"), having significantly lower profit margins than the previous contract (which was completed and not renewed in October 1996), ATAB's income from operations decreased from $664,466 in the six months ended June 30, 1996 to $51,763 for the same period in 1997. ATAB's present contract work with S&S will

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


be completed during the early part of the third quarter in 1997 and, at present, ATAB has no commitments for future work.

Liquidity  and Capital Resources

         The Company's working capital dramatically improved to $2,737,852 at June 30, 1997, as compared to $748,856 at June 30, 1996. This increase came primarily from the Company's reduction of equipment debt resulting in significantly lower outstanding principal balances due to third party creditors. This form of debt previously represented the majority of the Company's current liability position.

         Cash flow from operations was $1,223,836 for the six months ended June 30, 1997 before the application of funds to working capital components. The company anticipates positive cash flow from continuing operations to continue in the foreseeable future. The Company further anticipates that cash flow from the collection of notes receivable and sale of assets of discontinued segments will further enhance future cash flow.

         The Company sold the assets of both its custom equipment manufacturing segment and its entertainment segment in the first quarter of 1997. The Company sold ASI and received $100,000 cash; a 10.5% interest bearing note of approximately $5,200,000 with monthly payments of approximately $80,000, the unpaid principal fully due on April 1, 1999; and a non-interest bearing note of $685,000 also due April 1, 1999. The Company sold the entertainment divisions in exchange for 850,000 shares of common stock of Packaging Plus Services, Inc., a publicly-held company (Symbol: "PKGP"), subject to various trading restrictions. PKGP was trading for $1.16 on June 30, 1997.

         The Company has no significant commitments at this time which would require it to expend capital and believes its current facilities and capital equipment are adequate for the Company as presently structured.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          U.S. TRANSPORTATION SYSTEMS, INC.





                                          /s/  Michael Margolies
                                          -----------------------
                                          Michael Margolies,
                                          Chief Executive Officer


                                          /s/  Ronald P. Sorci
                                          -----------------------
                                          Ronald P. Sorci,
                                          Treasurer and Chief Financial Officer