Form 10QSB/A
period 1997-03-31
US TRANSPORTATION SYSTEMS INC
filed 1997-11-21
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB-A

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

                  Yes    X                    No
                       ----                       ---
As of June 13, 1997, there were 6,855,678 shares of Common Stock, $.01 par value, net of treasury shares.

Transitional Small Business Disclosure Format


                  Yes    ___                   No  X

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997


                                     ASSETS
                                    --------
CURRENT ASSETS:
   Cash and cash equivalents                                $ 1,520,317
   Cash  -  restricted                                          345,570
   Accounts  receivable, net allowance for doubtful
      accounts of $546,000                                    7,062,092
   Notes receivables                                          1,213,468
   Net investment in sales-type leases                          807,965
   Inventories                                                  672,966
   Prepaid and other assets                                   1,023,290
                                                           ------------

              TOTAL CURRENT ASSETS                           12,645,668
                                                           ------------
PROPERTY, PLANT AND EQUIPMENT:
   Revenue equipment                                         11,798,291
   Land & Building                                            1,028,680
   Other                                                      1,946,585
                                                           ------------
              Total - at cost                                14,773,556

   Less:   Accumulated depreciation                          (3,675,419)
                                                           ------------
PROPERTY, PLANT AND EQUIPMENT- NET                           11,098,137
                                                           ------------
ASSETS HELD FOR RESALE                                          209,033
                                                           ------------
OTHER ASSETS:
   Net investment in sales-type leases                        1,500,505
   Goodwill, net of accumulated amortization
      of  $548,810                                            1,783,345
   Other intangible assets, net of  accumulated
      amortization of  $195,081                               1,227,495
   Notes receivable                                           4,909,685
   Marketable Securities                                        189,400
   Other assets                                                 402,230
                                                           ------------

TOTAL OTHER ASSETS                                           10,012,660
                                                           ------------
TOTAL ASSETS                                                $33,965,498
                                                           ============

                See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable                                              $ 2,876,644
 Line of credit                                               5,156,620
 Accounts payable                                             1,294,570
 Accrued liabilities                                            826,535
 Due to related party                                           400,507
                                                           ------------

TOTAL CURRENT LIABILITIES                                    10,554,876
                                                           ------------
LONG-TERM OBLIGATIONS, NET OF CURRENT
 MATURITIES:
 Notes payable                                                5,618,014
 Minority Interest in Subsidiary                                546,110
 Due to related party                                           600,761
                                                           ------------
TOTAL LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                         6,764,885
                                                           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock - par value $.01 per share,
 redemption value $10.00 per share:
   Authorized - 10,000,000 shares
   Issued and outstanding - 180,000 shares                    1,800,000
 Common stock - par value $.01 per share:
   Authorized - 50,000,000 shares
   Issued and outstanding - 6,855,679 shares                     68,557
 Additional paid-in capital                                  29,308,848
 Stock subscription receivable                                  (35,785)
 Deferred compensation                                         (515,625)
 Retained earnings (deficit)                                (13,980,258)
                                                           ------------
TOTAL  STOCKHOLDERS'  EQUITY                                 16,645,737
                                                           ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                      $33,965,498
                                                           ============

                See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                       1997             1996
                                                   -----------      ------------

REVENUES                                            $7,747,443       $4,153,986
                                                   -----------      ------------

EXPENSES:
  Cost of goods sold                                   174,084          386,604
  Operating expenses                                 5,172,033        1,930,693
  Selling, general and administrative                1,733,190          857,732
  Depreciation expense                                 448,610          189,503
  Rent expense                                         360,845          259,668
  Amortization of intangible assets                    172,755           32,910
                                                   -----------      ------------

 TOTAL EXPENSES                                      8,061,517        3,657,110
                                                   -----------      ------------


INCOME (LOSS) FROM OPERATIONS                         (314,074)         496,876
                                                   -----------      ------------

OTHER INCOME (EXPENSES):
  Interest expense                                    (174,708)         (98,550)
  Interest income                                       97,879           68,711
  Gain on sales of assets                                    0           50,427
  Minority interest in subsidiary losses                49,474                0
  Other                                                 23,686           (8,383)
                                                   -----------      ------------
           Total other income (expense), net            (3,669)          12,205
                                                   -----------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                                $ (317,743)      $  509,081
                                                   -----------      ------------




                See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                                       1997             1996
                                                   -----------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                                 $ (317,743)       $ 509,081
                                                   -----------      ------------

DISCONTINUED OPERATIONS:
   Loss on disposal of Assets of discontinued
     entertainment ticketing Segment                  (146,944)
   Adjustment of reserve for discontinued
    operations                                                          (87,416)
                                                   -----------      ------------
LOSS FROM DISCONTINUED OPERATIONS                     (146,944)         (87,416)
                                                   -----------      ------------

NET INCOME (LOSS)                                   $ (464,687)      $  421,665
                                                   ===========      ============
EARNINGS PER SHARE:
   Income (loss) from continuing operations         $     (.05)      $      .18
   Loss from discontinued operations                      (.02)            (.03)
                                                   -----------      ------------

EARNINGS PER SHARE                                  $     (.07)      $      .15
                                                   ===========      ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                6,828,595        2,791,083
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
                                                     ==========    =========      ========      ==========       ===========

                                                        Stock Sub-      Deferred       Retained
                                                        scription        Compen-       Earnings
                                                       Receivable        sation       (Deficit)      Total
                                                      -----------     -----------   -------------  -----------

Balance, December 31, 1995                             $(290,285)     $ (658,504)   $ (6,651,785)  $11,278,257
---------------------------                           -----------     -----------   -------------  -----------
Net proceeds from exercise of warrants and options            --              --              --       207,500

Common stock issued in connection with
  purchase of Krogel Freight                                  --              --              --        55,000

Preferred stock issuance                                      --              --              --       256,728

Conversion of debentures into common stock                    --              --              --     1,776,288

Preferred stock conversion                                    --              --              --            --

Restricted stock grant issuance                               --         113,415              --       113,415

Preferred stock dividends                                     --              --        (169,335)     (169,335)

Repurchase of common stock                                    --              --              --       (89,970)

Common stock issued in connection with bridge loan            --              --              --       249,554

Common stock offering                                         --              --              --     5,013,056

Common stock issued in connection with
 consulting services                                     252,500              --              --     1,130,375

Common stock issued in connection with
 employment contracts                                         --              --              --       125,000

Common stock issued in connection with
  purchase of BancPro Transportation                          --              --              --       867,900

Common stock issued in exchange for
 covenant not-to-compete                                      --              --              --       550,000

Change in features of preferred stock                         --              --              --       680,000

Obligation to issue 1,000,000 shares of common
  stock in regards to long-term employment
  agreement with Company officer                              --              --              --     1,562,500

Other                                                         --              --              --        61,934

Net loss                                                      --              --      (6,694,451)   (6,694,451)
                                                      -----------     -----------   -------------  -----------
Balance, December 31, 1996                              $(37,785)     $ (545,089)   $(13,515,571)  $16,973,751
                                                      ===========     ===========   =============  ===========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                      THE THREE MONTHS ENDED MARCH 31, 1997

                                                           Common Stock              Preferred Stock             Additional
                                                     -----------------------      ----------------------          Paid-In
                                                       Shares        Amount        Shares       Amount            Capital
                                                     ----------    ---------      --------    ----------        -----------

Balance, December 31, 1996 (carried forward)          6,801,512     $ 68,015       180,000    $1,800,000        $29,204,181
                                                     ----------    ---------      --------    ----------        -----------
Restricted stock grant                                       --           --            --            --                 --

Other                                                     4,167           42            --            --              8,292

Common stock issued in connection with
  Mencor acquisition                                     37,500          375            --            --             74,625

Stock options exercised                                  12,500          125            --            --             21,750

Net income                                                   --           --            --            --                 --
                                                     ----------    ---------      --------    ----------        -----------
Balance, March  31, 1997                              6,855,679     $ 68,557       180,000    $1,800,000        $29,308,848
                                                     ==========    =========      ========    ==========        ============


                                                        Stock Sub-      Deferred      Retained
                                                        scription        Compen-      Earnings
                                                        Receivable       sation       (Deficit)      Total
                                                        ----------     ----------   -------------  -----------

Balance, December 31, 1996 (carried forward)            ($37,785)      $(545,089)   $(13,515,571)  $16,973,751
                                                        ----------     ----------   -------------  -----------
Restricted stock grant                                        --          29,464              --        29,464

Other                                                      2,000              --              --        10,334

Common stock issued in connection with
  Mencor acquisition                                          --              --              --        75,000

Stock options exercised                                       --              --              --        21,875

Net income                                                    --              --        (464,687)     (464,687)
                                                        ----------     ----------   -------------  -----------
Balance, March  31, 1997                                 $(35,785)     $(515,625)   $(13,980,258)  $16,645,737
                                                        ==========     ==========   =============  ===========


               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                        1997             1996
                                                     ---------        ---------
OPERATING ACTIVITIES:

Income (loss) from continuing operations           $  (317,743)     $   509,081

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                     621,365          222,413
     Amortization of deferred compensation              29,464               --
     Minority Interest in Subsidiary Losses            (49,474)              --
     Gain on sales of assets                                --          (47,861)
   Change in assets and liabilities:
     Accounts receivable                              (373,929)        (896,430)
     Inventories                                        57,769          138,130
     Notes Receivable                                  (12,264)          (6,367)
     Prepaid and other assets                          (58,869)          34,799
     Accounts payable                                 (204,838)        (384,042)
     Accrued liabilities                               108,999          (93,891)
                                                   ------------     ------------
 Net cash used in continuing operations               (199,520)        (524,168)
                                                   ------------     ------------
Loss from Discontinued Operations:                    (146,944)         (87,416)
Adjustments:
    Change in net assets and liabilities
      of discontinued operations                      (962,684)        (575,315)
    Proceeds from Sale of Assets Held for Sale         100,000               --
    Depreciation and Amortization                           --          144,698
                                                   ------------     ------------
Net cash used in discontinued operations            (1,009,628)        (518,033)
                                                   ------------     ------------
NET CASH USED IN OPERATING
     ACTIVITIES (CARRIED FORWARD)                  $(1,209,148)     $(1,042,201)
                                                   ------------     ------------




                See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                       1997             1996
                                                   ------------     ------------

NET CASH USED IN OPERATING
  ACTIVITIES (BROUGHT FORWARD)                     $(1,209,148)     $(1,042,201)
                                                   ------------     ------------
INVESTING ACTIVITIES:
  Capital expenditures                                (108,248)          (1,775)
  Acquisition of intangible assets                    (126,016)        (150,000)
  Transfers to restricted cash                        (185,823)          (1,282)
  Advances on notes receivable                        (265,000)         (25,000)
  Collection of notes receivable                       629,475           21,458
  Collection of leases receivable                       52,267           90,726
  Other                                                 18,221           74,128
                                                   ------------     ------------
NET CASH PROVIDED BY
     INVESTING ACTIVITIES                               14,876            8,255
                                                   ------------     ------------
FINANCING ACTIVITIES:
  Cash overdraft                                      (395,156)              --
  Advances to related party                                 --           50,630
  Proceeds from issuance of convertible debentures          --          256,728
  Payment of preferred dividends                            --          (47,925)
  Principal payments to related party                 (103,846)        (107,932)
  Principal payments on debt                        (2,862,433)      (2,291,980)
  Borrowing on debt                                  2,661,519        2,221,950
  Proceeds from options and warrants
    exercised                                           21,875               --
                                                   ------------     ------------
NET CASH PROVIDED BY (USED IN)-
  FINANCING ACTIVITIES                                (678,041)          81,471
                                                   ------------     ------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                  (1,872,312)        (952,475)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                  3,392,629        1,727,789
                                                   ------------     ------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                      $ 1,520,317      $   775,314
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

           During the three months ended March 31, 1996, holders of $1,776,288 of convertible debentures converted such debentures into 753,667 shares of the Company's common stock.

           In January, 1996, the Company issued 300 shares of convertible preferred stock for $256,728; these shares were converted into 88,889 shares of common stock prior to March 31, 1996.

           During the three months ended March 31, 1996, the Company acquired 47,500 shares of its common stock for $89,970.

           In February 1996, the Company issued 18,333 shares of common stock as part of its acquisition of certain personal property and contract rights from Krogel Freight Systems of Tampa, Inc. and Krogel Air Freight, Inc.

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

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

[3] DISCONTINUED OPERATIONS (continued)

           On January 7, 1997 the Company sold the entertainment divisions as a continuing operation for 850,000 shares of common stock of Packaging Plus Services, Inc., a publicly-held company (Symbol: "PKGP"). PKGP was trading at $1.0625 per share at the time of the sale. This transaction resulted in a loss on disposal of $146,944.

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

           Despite the aforementioned increase in revenues, the Company's income from operations decreased substantially, from $509,081 in 1997 to a loss of $317,743 in 1997. This resulted from several factors, as explained below:

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

Liquidity and Capital Resources

           The Company's working capital of $2,090,792 at March 31, 1997 represents a slight increase from its working capital of $1,933,702 at March 31, 1996. Cash flow from operations was $283,612 for the three months ended March 31, 1997 before

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

application of funds to working capital components.

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


                                        U.S. TRANSPORTATION SYSTEMS, INC.





                                        /s/  Michael Margolies
                                        --------------------------------------
                                        Michael Margolies,
                                        Chief Executive Officer


                                        /s/ Ronald P. Sorci
                                        --------------------------------------
                                        Ronald P. Sorci,
                                        Treasurer and Chief Financial Officer