Form 10QSB/A
period 1997-06-30
US TRANSPORTATION SYSTEMS INC
filed 1997-11-21
CIK 779954

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB-A

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
                                  JUNE 30, 1997


                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $    934,612
   Cash  -  restricted                                              182,879
   Accounts  receivable, net allowance for doubtful
      accounts of $546,000                                        8,352,754
   Notes receivable                                               1,334,523
   Net investment in sales-type leases                              772,646
   Inventories                                                      487,913
   Prepaid and other assets                                       1,057,918
                                                               ------------

TOTAL CURRENT ASSETS                                             13,123,245
                                                               ------------
PROPERTY, PLANT AND EQUIPMENT:
   Revenue equipment                                             12,185,804
   Land & building                                                  838,680
   Other                                                          1,752,751
                                                                -----------
      Total (at cost)                                            14,777,235

   Less:   Accumulated depreciation                              (4,051,715)
                                                               ------------
PROPERTY, PLANT AND EQUIPMENT- NET                               10,725,520
                                                               ------------
ASSETS HELD FOR SALE                                                209,033
                                                               ------------
OTHER ASSETS:
   Net investment in sales-type leases                            1,434,917
   Goodwill, net of accumulated amortization
       of  $614,621                                               1,909,214
   Other intangible assets, net of  accumulated
      amortization of  $264,531                                   1,054,131
   Notes receivable                                               4,758,797
   Marketable securities                                            189,400
   Other assets                                                     416,773
                                                               ------------

TOTAL OTHER ASSETS                                                9,763,232
                                                               ------------
TOTAL ASSETS                                                   $ 33,821,031
                                                               ============

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Cash Overdraft                                                  $    343,394
   Notes payable                                                      2,351,652
   Line of credit                                                     5,564,440
   Accounts payable                                                   1,189,463
   Accrued liabilities                                                  579,051
   Due to related party                                                 357,392
                                                                   ------------

TOTAL CURRENT LIABILITIES                                            10,385,392
                                                                   ------------
LONG-TERM OBLIGATIONS, NET OF CURRENT
 MATURITIES:
   Notes payable                                                      5,535,707
   Minority interest in subsidiary                                      569,705
   Due to related party                                                 536,088
                                                                   ------------
TOTAL LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                                 6,641,500
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.01 per share,
    redemption value $10.00 per share:
      Authorized - 10,000,000 shares
      Issued and outstanding - 180,000 shares                         1,800,000
   Common stock - par value $.01 per share:
      Authorized - 50,000,000 shares
      Issued and outstanding - 6,855,679 shares                          68,557
   Additional paid-in capital                                        29,308,848
   Stock subscription receivable                                        (31,785)
   Deferred compensation                                               (486,161)
   Retained earnings (deficit)                                      (13,865,322)
                                                                   -------------

TOTAL STOCKHOLDERS' EQUITY                                           16,794,138
                                                                   ------------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                        $ 33,821,031
                                                                   ============

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                      1997             1996
                                                  ------------     ------------

REVENUES                                          $ 17,490,340     $  9,069,461
                                                  ------------     ------------

EXPENSES:
   Cost of goods sold                                  546,541          694,954
   Operating expenses                               11,298,091        4,261,267
   Selling, general and administrative               3,588,149        1,775,071
   Depreciation expense                              1,007,817          472,555
   Rent expense                                        754,865          519,792
   Amortization of intangible assets                   258,036          210,173
                                                  ------------     ------------

 TOTAL EXPENSES                                     17,453,499        7,933,812
                                                  ------------     ------------


INCOME FROM OPERATIONS                                  36,841        1,135,649
                                                  ------------     ------------

OTHER INCOME (EXPENSES):
   Interest expense                                   (553,358)        (266,929)
   Interest income                                     326,666          134,882
   Gain / (loss) on sales of assets                     24,657           55,828
   Minority interest in subsidiary losses               28,748                0
   Other                                               (66,363)         (18,583)
                                                  ------------     ------------

TOTAL OTHER EXPENSES, net                             (239,649)         (94,802)
                                                  ------------     ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                              $   (202,808)    $  1,040,847
                                                  ------------     ------------




                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996




                                                         1997           1996
                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                                  $ (202,808)   $ 1,040,847
                                                     -----------    -----------

DISCONTINUED OPERATIONS:
   Loss on disposal of Assets of discontinued
     entertainment ticketing Segment                    (146,944)
   Adjustment of reserve for discontinued
    operations                                                         (206,364)
                                                     -----------    -----------

LOSS FROM DISCONTINUED OPERATIONS                       (146,944)      (206,364)
                                                     -----------    -----------

NET INCOME (LOSS)                                       (349,752)       834,483

Less: Preferred dividends                                   --           95,850
                                                     -----------    -----------

NET INCOME (LOSS) applicable to common shareholders  $  (349,752)   $   738,633
                                                     ===========    ===========

EARNINGS PER COMMON SHARE:
   Income (loss) from continuing operations          $      (.03)   $       .35
   Loss from discontinued operations                        (.02)          (.07)
                                                     -----------    -----------

EARNINGS PER SHARE                                   $      (.05)   $       .28
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                  6,828,595      2,951,414
                                                     ===========    ===========








                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                                        1997            1996
                                                    -----------     -----------

REVENUES                                            $ 9,742,898     $ 4,915,475
                                                    -----------     -----------

EXPENSES:
   Cost of goods sold                                   372,457         308,350
   Operating expenses                                 6,126,058       2,330,574
   Selling, general and administrative                1,854,959         917,339
   Depreciation expense                                 559,207         283,052
   Rent expense                                         394,020         260,124
   Amortization of intangible assets                     85,281          44,674
                                                    -----------     -----------

 TOTAL EXPENSES                                       9,391,982       4,144,113
                                                    -----------     -----------


INCOME FROM OPERATIONS                                  350,915         771,362
                                                    -----------     -----------

OTHER INCOME (EXPENSES):
   Interest expense                                    (378,650)       (133,379)
   Interest income                                      228,788          66,171
   Gain / (loss) on sales of assets                      24,657           5,401
   Minority interest in subsidiary profit               (23,595)           --
   Other                                                (87,181)        (10,200)
                                                    -----------     -----------

TOTAL OTHER EXPENSES, net                              (235,980)        (72,007)
                                                    -----------     -----------

INCOME FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                                $   114,934     $   699,355
                                                    -----------     -----------




                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996




                                                         1997           1996
                                                     -----------    -----------

INCOME FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                                  $   114,934    $   699,355
                                                     -----------    -----------

DISCONTINUED OPERATIONS:

  Adjustment of reserve for discontinued
    operations                                              --         (286,536)
                                                     -----------    -----------

LOSS FROM DISCONTINUED OPERATIONS                           --         (286,536)
                                                     -----------    -----------

NET INCOME                                               114,934        412,819

Less: Preferred dividends                                   --           95,850
                                                     -----------    -----------

NET INCOME applicable to common shareholders         $   114,934    $   316,969
                                                     ===========    ===========

EARNINGS PER COMMON SHARE:
   Income (loss) from continuing operations          $       .02    $       .22
   Loss from discontinued operations                         .00           (.09)
                                                     -----------    -----------

EARNINGS PER SHARE                                   $       .02    $       .13
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                  6,828,595      3,111,746
                                                     ===========    ===========


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                       THE SIX MONTHS ENDED JUNE 30, 1997

                                                                                                                      Additional
                                                             Common Stock                  Preferred Stock              Paid-In
                                                        Shares          Amount         Shares           Amount          Capital
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1995                              2,232,035    $     22,320         180,000    $  1,800,000    $ 17,056,511
--------------------------                           ------------    ------------    ------------    ------------    ------------
Net proceeds from exercise of warrants and options         60,000             600            --              --           206,900

Common stock issued in connection with
  purchase of Krogel Freight                               18,333             183            --              --            54,817

Preferred stock issuance                                     --              --               300         300,000         (43,272)

Conversion of debentures into common stock                753,667           7,537            --              --         1,768,751

Preferred stock conversion                                 88,889             889            (300)       (300,000)        299,111

Restricted stock grant issuance                              --              --              --              --              --

Preferred stock dividends                                    --              --              --              --              --

Repurchase of common stock                                (47,500)           (475)           --              --           (89,495)

Common stock issued in connection with bridge loan        109,957           1,100            --              --           248,454

Common stock offering                                   1,705,043          17,050            --              --         4,996,006

Common stock issued in connection with
 consulting services                                      314,167           3,142            --              --           874,733

Common stock issued in connection with
 employment contracts                                      16,667             167            --              --           124,833

Common stock issued in connection with
  purchase of BancPro Transportation                      336,000           3,360            --              --           864,540

Common stock issued in exchange for
 covenant not-to-compete                                  199,444           1,994            --              --           548,006

Change in features of preferred stock                        --              --              --              --           680,000

Obligation to issue 1,000,000 shares of common
  stock in regards to long-term employment
  agreement with Company officer                        1,000,000          10,000            --              --         1,552,500

Other                                                      14,810             148            --              --            61,786

Net loss                                                     --              --              --              --              --
                                                        ---------    ------------    ------------    ------------    ------------
Balance, December 31, 1996                              6,801,512    $     68,015         180,000    $  1,800,000    $ 29,204,181
                                                        ---------    ------------    ------------    ------------    ------------



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
                                               ============   ============   ============   ============   ============

                          [RESTUBBED FROM TABLE ABOVE]

                                                Stock Sub-       Deferred       Retained
                                                scription         Compen-       Earnings
                                                Receivable        sation        (Deficit)          Total
                                               ------------    ------------    ------------    ------------


Balance, December 31, 1996 (carried forward)   ($    37,785)   $   (545,089)   $(13,515,571)   $ 16,973,751
--------------------------------------------   ------------    ------------    ------------    ------------

Restricted stock grant                                 --            58,928            --            58,928

Common stock issued in connection with
  Mencor acquisition                                   --              --              --            75,000

Stock options exercised                                --              --              --            21,875

Other                                                 6,000            --              --            14,334

Net income                                             --              --          (349,752)       (349,752)
                                               ------------    ------------    ------------    ------------

Balance, June 30, 1997                         $    (31,785)   $   (486,161)   $(13,865,322)   $ 16,794,138
                                               ============    ============    ============    ============


               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                           1997           1996
                                                       -----------    -----------

OPERATING ACTIVITIES:

Income from continuing operations                      $ (202,808)   $ 1,040,847

Adjustments to reconcile net income to net
cash provided by (used in)
 operating activities:
        Depreciation and amortization                    1,265,853        557,663
        Amortization of deferred compensation               58,928           --
        Minority interest in subsidiary losses             (28,748)          --
        Gain on sales of assets                            (24,658)       (55,828)
        Change in assets and liabilities:
          Accounts receivable                           (1,664,592)    (1,046,064)
          Inventories                                      242,822         56,714
          Notes receivable                                  (3,924)        39,174
          Prepaid and other assets                         (93,496)       (35,742)
          Accounts payable                                (309,945)      (328,965)
          Accrued liabilities                             (138,485)      (109,669)
                                                       -----------    -----------

Net cash provided by (used in) continuing operations      (899,053)       118,130
                                                       -----------    -----------

Income (loss) from Discontinued Operations:               (146,944)          --
Adjustments:
     Change in net assets and liabilities
        of discontinued operations                      (1,145,931)    (1,304,088)
     Proceeds from sale of assets held for sale            100,000           --
     Depreciation and amortization                            --          279,660
                                                       -----------    -----------
Net cash used in discontinued operations                (1,192,875)    (1,024,428)
                                                       -----------    -----------

NET CASH USED IN OPERATING
     ACTIVITIES (CARRIED FORWARD)                      $(2,091,928)   $  (906,298)
                                                       -----------    -----------


               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                           1997           1996
                                                           ----           ----


NET CASH USED IN OPERATING
  ACTIVITIES (BROUGHT FORWARD)                          $(2,091,928)   $  (906,298)
                                                        -----------    -----------

INVESTING ACTIVITIES:
     Capital expenditures                                  (157,106)    (1,317,481)
     Acquisition of intangible assets                      (126,016)      (150,000)
     Transfers to restricted cash                           (23,132)        18,575
     Advances on notes receivable                          (379,912)          --
     Collection of notes receivable                         740,882         13,847
     Collection of leases receivable                        153,174        156,183
     Proceeds from sale of assets                            27,200         10,500
     Other                                                   16,770        (95,614)
                                                        -----------    -----------
NET CASH PROVIDED BY
     INVESTING ACTIVITIES                                   251,860     (1,363,990)
                                                        -----------    -----------

FINANCING ACTIVITIES:
     Cash overdraft                                         (51,761)     1,056,578
     Advances to related party                                 --          338,555
     Proceeds from issuance of convertible debentures          --          256,728
     Payment of preferred dividends                            --          (95,850)
     Principal payments to related party                   (211,634)      (251,934)
     Principal payments on debt                          (3,745,767)    (4,934,891)
     Borrowing on debt                                    3,369,339      4,411,218
     Proceeds from options and warrants                      21,875        207,500
     Proceeds from bridge loan                                 --          982,000
                                                        -----------    -----------
NET CASH PROVIDED BY (USED IN)-
     FINANCING ACTIVITIES                                  (617,948)     1,969,904
                                                        -----------    -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                    (2,458,017)      (300,384)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                       3,392,629      1,727,789
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                           $   934,612    $ 1,427,405
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

[2] ACQUISITIONS

         On January 30, 1997 the Company formed a wholly-owned subsidiary, U. S. Trucking, Inc. ("USTI"). Thereafter, the following transactions took place:

            -- 100% of the issued and outstanding stock of the Company's wholly-owned tractor-trailer subsidiaries, Trans Lynx Express, Inc. and Jay & Jay Transportation, Inc., were merged into USTI as wholly-owned subsidiaries thereof;

            -- USTI acquired 100% of the issued and outstanding stock of Mencor, Inc. ("Mencor"), a tractor-trailer brokerage company in exchange for $70,000 and 37,500 shares of the Company's common stock;

            -- USTI acquired 100% of the issued and outstanding stock of Gulf Northern Transport, Inc. ("GNT"), a tractor-trailer delivery company, for $225,000 cash and common shares of USTI which represented 25% of the issued and outstanding stock of USTI.

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

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended June 30, 1997 vs. Three Months Ended March 31, 1997

         The Company's revenue increased from $7,742,898 in the first quarter of 1997 to $9,742,898 in the second quarter of 1997, a 26% increase. The Company's income from operations (before non-operating activities) increased from a loss of $314,074 in the first quarter of 1977 to a profit of $350,915 in the second quarter of 1997. This dramatic increase resulted from operating profits in various divisions through increased sales, elimination of unprofitable routes, reorganizing routes, computerization of operations, consolidation of duties and locations and altering customer mix to increase margins.

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

         The Company's income from continuing operations decreased from $1,040,847 in 1996 to a loss of $202,808 in 1997. This resulted from several factors:

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

         Cash flow from operations was $1,068,567 for the six months ended June 30, 1997 before the application of funds to working capital components. The company anticipates positive cash flow from continuing operations to continue in the foreseeable future. The Company further anticipates that cash flow from the collection of notes receivable and sale of assets of discontinued segments will further enhance future cash flow.

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