Form 10QSB
period 1997-09-30
US TRANSPORTATION SYSTEMS INC
filed 1997-11-21
CIK 779954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997
                                    -------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-16140
                                             ---------

                       U.S. TRANSPORTATION SYSTEMS, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

             Nevada                              34-1397328
-----------------------------------        -----------------------
  (State or other Jurisdiction of              (I.R.S. Employer
  Incorporation or Organization)            Identification Number)

33 West Main Street
Elmsford, New York                                     10523
--------------------------------------------------------------------------------
(Address of Principal Executive Office)             (Zip Code)

Registrant's Telephone Number, including Area Code:  (914) 345-3339
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

                  Yes __X__                  No _____

As of November 20, 1997, there were 7,092,587 shares of Common Stock, $.01 par value, net of treasury shares.

Transitional Small Business Disclosure Format


                  Yes _____                  No __X__

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 1997


                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $    905,242
   Cash  -  restricted                                              232,879
   Accounts  receivable, net allowance for doubtful
      accounts of $946,000                                        8,014,234
   Notes receivable (note 3)                                      1,109,063
   Net investment in sales-type leases                              937,233
   Inventories                                                      393,943
   Prepaid and other assets                                         836,795
                                                               ------------

TOTAL CURRENT ASSETS                                             12,429,389
                                                               ------------
PROPERTY, PLANT AND EQUIPMENT:
   Revenue equipment                                             12,199,402
   Land & building                                                  636,119
   Other                                                          1,429,388
                                                                -----------
      Total (at cost)                                            14,264,909

   Less:   Accumulated depreciation                              (4,365,405)
                                                               ------------
PROPERTY, PLANT AND EQUIPMENT- NET                                9,899,504
                                                               ------------
ASSETS HELD FOR SALE                                                527,810
                                                               ------------
OTHER ASSETS:
   Net investment in sales-type leases                            1,148,985
   Goodwill, net of accumulated amortization
       of  $658,502                                               1,848,117
   Other intangible assets, net of  accumulated
      amortization of  $336,265                                     999,611
   Notes receivable                                                 239,432
   Marketable securities                                            189,400
   Other assets                                                     429,274
                                                               ------------

TOTAL OTHER ASSETS                                                4,854,819
                                                               ------------
TOTAL ASSETS                                                   $ 27,749,022
                                                               ============

                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 1997

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Cash Overdraft                                                  $     13,679
   Notes payable                                                      2,218,847
   Line of credit                                                     5,679,586
   Accounts payable                                                   1,526,279
   Accrued liabilities                                                1,355,408
   Due to related party                                                 181,257
                                                                   ------------

TOTAL CURRENT LIABILITIES                                            10,975,056
                                                                   ------------
LONG-TERM OBLIGATIONS, NET OF CURRENT
 MATURITIES:
   Notes payable                                                      5,223,088
   Minority interest in subsidiary                                      580,125
   Due to related party                                                 817,312
                                                                   ------------
TOTAL LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                                 6,620,525
                                                                   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.01 per share,
    redemption value $10.00 per share:
      Authorized - 10,000,000 shares
      Issued and outstanding - 180,000 shares                         1,800,000
   Common stock - par value $.01 per share:
      Authorized - 50,000,000 shares
      Issued and outstanding - 7,020,679 shares                          70,207
   Additional paid-in capital                                        29,964,698
   Stock subscription receivable                                        (25,785)
   Deferred compensation                                               (456,697)
   Retained earnings (deficit)                                      (21,236,482)
                                                                   -------------

TOTAL  STOCKHOLDERS'  EQUITY                                         10,115,941
                                                                   ------------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                        $ 27,749,022
                                                                   ============

                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                      1997             1996
                                                  ------------     ------------

REVENUES                                          $ 25,417,444     $ 13,065,678
                                                  ------------     ------------

EXPENSES:
   Operating expenses                               17,328,872        8,651,788
   Selling, general and administrative               7,856,483        2,162,172
   Depreciation expense                              1,495,892          638,655
   Rent expense                                        998,345          693,036
   Amortization of intangible assets                   403,105          124,169
                                                  ------------     ------------

 TOTAL EXPENSES                                     28,082,697       12,269,820
                                                  ------------     ------------


INCOME (LOSS) FROM OPERATIONS                       (2,665,253)         795,858
                                                  ------------     ------------

OTHER INCOME (EXPENSES):
   Interest expense                                   (894,173)        (400,501)
   Interest income                                     378,183          212,465
   Gain / (loss) on sales of assets                    148,333           80,285
   Minority interest in subsidiary losses               77,569              -
   Bridge loan expense                                     -           (441,038)
   Other                                               (66,363)         (10,313)
                                                  ------------     ------------

TOTAL OTHER EXPENSES, net                             (356,451)        (559,102)
                                                  ------------     ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                              $ (3,021,704)    $    236,756
                                                  ------------     ------------




                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




                                                       1997           1996
                                                   -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                                $(3,021,704)   $   236,756
                                                   -----------    -----------

DISCONTINUED OPERATIONS:
   (Loss) on operations from
    entertainment ticketing segment                       --         (375,188)
   (Loss) on operations of
    custom equipment manufacturing segment                --         (221,931)
   Income (loss) on operations from
    automobile harness manufacturing segment           (34,932)     1,187,709
   Adjustment of reserve for discontinued
    operations                                      (4,664,275)          --
                                                   -----------    -----------

PROFIT (LOSS) FROM DISCONTINUED OPERATIONS          (4,699,207)       590,590
                                                   -----------    -----------

NET INCOME (LOSS)                                   (7,720,911)       827,346

Less: Preferred dividends                                 --          143,775
                                                   -----------    -----------

NET INCOME (LOSS) applicable to common
  shareholders                                     $(7,720,911)   $   683,571
                                                   ===========    ===========

EARNINGS PER COMMON SHARE:
   Income (loss) from continuing operations        $      (.44)   $       .03
   Income (loss) from discontinued operations             (.68)           .18
                                                   -----------    -----------

EARNINGS (LOSS) PER SHARE                          $     (1.12)   $       .21
                                                   ===========    ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                6,901,253      3,307,110
                                                   ===========    ===========








                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                     1997            1996
                                                 -----------     -----------

REVENUES                                        $  8,742,778     $  5,462,204
                                                ------------     ------------

EXPENSES:
   Operating expenses                              6,030,781        3,145,740
   Selling, general and administrative             4,440,741        1,511,142
   Depreciation expense                              509,392          187,993
   Rent expense                                      267,117          201,503
   Amortization of intangible assets                 145,079          108,501
                                                ------------     ------------

 TOTAL EXPENSES                                   11,393,110        5,154,879
                                                ------------     ------------


INCOME (LOSS) FROM OPERATIONS                     (2,650,332)         307,325
                                                ------------     ------------

OTHER INCOME (EXPENSES):
   Interest expense                                 (340,815)        (167,888)
   Interest income                                    51,517           72,333
   Gain on sales of assets                           123,676           44,756
   Bridge loan expense                                  --           (441,038)
   Minority interest in subsidiary loss               48,821             --
   Other                                                --             44,890
                                                ------------     ------------

TOTAL OTHER EXPENSES, net                           (116,801)        (446,947)
                                                ------------     ------------

LOSS FROM CONTINUING OPERATIONS
   (CARRIED FORWARD)                            $ (2,767,133)    $   (139,622)
                                                ------------     ------------




                 See notes to consolidated financial statements.

               U. S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




                                                         1997           1996
                                                     -----------    -----------

LOSS FROM CONTINUING OPERATIONS
  (BROUGHT FORWARD)                                 $(2,767,133)   $  (139,622)
                                                    -----------    -----------

DISCONTINUED OPERATIONS:
 (Loss) on operations from custom
    equipment manufacturing segment                        --          (73,857)
 Income (loss) on operations of harness
    manufacturing segment                               (86,695)       523,242
 (Loss) on operations of entertainment
    ticketing segment                                      --         (316,900)
  Adjustment of reserve for discontinued
    operations                                       (4,517,330)          --
                                                    -----------    -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS           (4,604,025)       132,485
                                                    -----------    -----------

NET LOSS                                             (7,371,158)        (7,137)

Less: Preferred dividends                                  --           47,925
                                                    -----------    -----------

NET LOSS applicable to common shareholders          $(7,371,158)   $   (55,062)
                                                    ===========    ===========

EARNINGS PER COMMON SHARE:
   Loss from continuing operations                  $      (.39)   $      (.06)
   Income (loss) from discontinued operations              (.66)           .04
                                                    -----------    -----------

EARNINGS (LOSS) PER SHARE                           $     (1.05)   $      (.02)
                                                    ===========    ===========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 7,002,343      3,111,746
                                                    ===========    ===========


                 See notes to consolidated financial statements.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                                                         Additional
                                                                Common Stock                  Preferred Stock              Paid-In
                                                           Shares          Amount         Shares           Amount          Capital
                                                        ------------    ------------    ------------    ------------    ------------


Balance, December 31, 1995                                2,232,035    $     22,320         180,000    $  1,800,000    $ 17,056,511
--------------------------                             ------------    ------------    ------------    ------------    ------------

Net proceeds from exercise of warrants and options           60,000             600            --              --           206,900

Common stock issued in connection with
  purchase of Krogel Freight                                 18,333             183            --              --            54,817

Preferred stock issuance                                       --              --               300         300,000         (43,272)

Conversion of debentures into common stock                  753,667           7,537            --              --         1,768,751

Preferred stock conversion                                   88,889             889            (300)       (300,000)        299,111

Restricted stock grant issuance                                --              --              --              --              --

Preferred stock dividends                                      --              --              --              --              --

Repurchase of common stock                                  (47,500)           (475)           --              --           (89,495)

Common stock issued in connection with bridge loan          109,957           1,100            --              --           248,454

Common stock offering                                     1,705,043          17,050            --              --         4,996,006

Common stock issued in connection with
 consulting services                                        314,167           3,142            --              --           874,733

Common stock issued in connection with
 employment contracts                                        16,667             167            --              --           124,833

Common stock issued in connection with
  purchase of BancPro Transportation                        336,000           3,360            --              --           864,540

Common stock issued in exchange for
 covenant not-to-compete                                    199,444           1,994            --              --           548,006

Change in features of preferred stock                          --              --              --              --           680,000

Obligation to issue 1,000,000 shares of common
  stock in regards to long-term employment
  agreement with Company officer                          1,000,000          10,000            --              --         1,552,500

Other                                                        14,810             148            --              --            61,786

Net loss                                                       --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1996                                6,801,512    $     68,015         180,000    $  1,800,000    $ 29,204,181
                                                       ------------    ------------    ------------    ------------    ------------

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

                                    Page 9

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1997



                                                                                                         Additional
                                                         Common Stock              Preferred Stock         Paid-In
                                                    Shares        Amount         Shares      Amount        Capital
                                                ------------   ------------   ----------  ------------   ------------


Balance, December 31, 1996 (carried forward)       6,801,512   $    68,015       180,000   $ 1,800,000   $29,204,181
--------------------------------------------     -----------   -----------   -----------   -----------   -----------

Restricted stock grant                                  --            --            --            --            --

Common stock issued in connection with
  Mencor acquisition                                  37,500           375          --            --          74,625

Common stock issued in exchange for consulting
  services and board participation                   165,000         1,650          --            --         655,850

Stock options exercised                               12,500           125          --            --          21,750

Other                                                  4,167            42          --            --           8,292

Net income                                              --            --            --            --            --
                                                 -----------   -----------   -----------   -----------   -----------

Balance, September 30, 1997                        7,020,679   $    70,207       180,000   $ 1,800,000   $29,964,698
                                                 ===========   ===========   ===========   ===========   ===========

                         [RESTUBBED FROM TABLE ABOVE]

                                                   Stock Sub-       Deferred       Retained
                                                   scription         Compen-       Earnings
                                                   Receivable        sation        (Deficit)          Total
                                                  ------------    ------------    ------------    ------------


Balance, December 31, 1996 (carried forward)     ($    37,785)   $   (545,089)   $(13,515,571)   $ 16,973,751
--------------------------------------------     ------------    ------------    ------------    ------------

Restricted stock grant                                   --            88,392            --            88,392

Common stock issued in connection with
  Mencor acquisition                                     --              --              --            75,000

Common stock issued in exchange for consulting
  services and board participation                       --              --              --           657,500

Stock options exercised                                  --              --              --            21,875

Other                                                  12,000            --              --            20,334

Net income                                               --              --        (7,720,911)     (7,720,911)
                                                 ------------    ------------    ------------    ------------

Balance, September 30, 1997                      $    (25,785)   $   (456,697)   $(21,236,482)   $ 10,115,941
                                                 ============    ============    ============    ============


               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                          1997           1996
                                                      -----------    -----------

OPERATING ACTIVITIES:

Income from continuing operations                    $(3,021,704)   $   236,756

Adjustments to reconcile net income to net
 cash provided by (used in)
 operating activities:
        Depreciation and amortization                  1,856,798        762,824
        Amortization of deferred compensation             88,392           --
        Minority interest in subsidiary losses            77,569           --
          Stock issuance in exchange for consulting
            services and board participation             657,500           --
        Bad debt expense                                 640,217           --
        Gain on sales of assets                          148,333        (80,285)
        Change in assets and liabilities:
          Accounts receivable                         (1,891,289)    (2,145,698)
          Inventories                                    336,793       (220,862)
          Other receivables                                 --           42,092
          Notes receivable                                98,148
          Prepaid and other assets                       127,627         35,317
          Accounts payable                                26,871       (212,251)
          Accrued liabilities                            637,870        (55,557)
                                                     -----------    -----------

Net cash used in continuing operations                  (216,875)    (1,637,664)
                                                     -----------    -----------

Income (loss) from Discontinued Operations:           (4,699,207)       590,590
Adjustments:
     Change in net assets and liabilities
        of discontinued operations                     3,299,420     (1,126,602)
     Proceeds from sale of assets held for sale          100,000           --
     Depreciation and amortization                        21,317           --
                                                     -----------    -----------
Net cash used in discontinued operations              (1,278,470)      (536,012)
                                                     -----------    -----------

NET CASH USED IN OPERATING
     ACTIVITIES (CARRIED FORWARD)                    $(1,495,345)   $(2,173,676)
                                                     -----------    -----------

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                           1997           1996
                                                     -----------    -----------
NET CASH USED IN OPERATING
  ACTIVITIES (BROUGHT FORWARD)                       $(1,495,345)   $(2,173,676)
                                                     -----------    -----------

INVESTING ACTIVITIES:
     Capital expenditures                               (402,420)      (266,117)
     Acquisition of intangible assets                   (126,016)      (506,000)
     Transfers to restricted cash                        (73,132)        (3,063)
     Advances on notes receivable                       (586,750)      (204,000)
     Collection of notes receivable                    1,023,140         90,007
     Collection of leases receivable                     262,420        210,750
     Proceeds from sale of assets                         48,700         10,500
     Other                                                34,869          2,121
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                180,811       (665,802)
                                                     -----------    -----------

FINANCING ACTIVITIES:
     Cash overdraft                                     (381,476)       484,565
     Advances from related party                         146,315        883,430
     Proceeds from issuance of convertible debentures       --          256,728
     Payment of preferred dividends                         --         (143,775)
     Principal payments to related party                (252,860)      (367,354)
     Principal payments on debt                       (4,285,785)    (8,326,909)
     Borrowing on debt                                 3,579,078      5,886,614
     Proceeds from common stock offering                    --        5,117,709
     Proceeds from options and warrants                   21,875        207,500
     Proceeds from bridge loan                              --          887,554
                                                     -----------    -----------
NET CASH PROVIDED BY (USED IN)-
     FINANCING ACTIVITIES                             (1,172,853)     4,886,062
                                                     -----------    -----------

NET INCREASED (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                 (2,487,387)     2,046,584

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                    3,392,629      1,645,031
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                        $   905,242    $ 3,691,615
                                                     ===========    ===========

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:                               1997                  1996
                                             ----                  ----
     Interest                             $742,000              $454,000
                                          ========              ========
     Taxes                                $ 75,000              $   -0-
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

            In 1997, the Company issued 165,000 shares of common stock in exchange for consulting services and board participation.

         During the nine months ended September 30, 1996, the Company sold buses in exchange for $154,000 of sales type financing lease receivables.

         During the nine months ended September 30, 1996, the Company acquired revenue equipment utilizing long term debt of $4,555,205.

         During the nine months ended September 30, 1996, holders of $1,776,288 of convertible debentures converted such debentures into 753,667 shares of the Company's common stock.

         During the nine months ended September 30, 1996, the Company converted 300 shares of convertible preferred stock into 88,889 shares of common stock.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                      AND FINANCING ACTIVITIES (CONTINUED)


         During the nine months ended September 30, 1996, the Company acquired 47,500 shares of its common stock for $89,970, which included the cancellation of a note receivable of $68,960.

         During the nine months ended September 30, 1996, the Company declared $150,660 of preferred dividends.

         During the nine months ended September 30, 1996, the Company issued 18,333 shares of common stock valued at $55,000 as part of its acquisition of certain personal property and contract rights from Krogel Freight Systems of Tampa, Inc. and Krogel Air Freight, Inc.

         During the nine months ended September 30, 1996, the Company issued 136,111 shares of common stock in connection with a covenant not to compete.

         During the nine months ended September 30, 1996, the Company issued 104,167 shares of common stock and forgave notes aggregating $252,500 in exchange for a consulting agreement.

            During the nine months ended September 30, 1996, the Company acquired Banc-Pro Transportation, Inc. in exchange for a $1,150,000 zero interest-bearing note due September 1998; 336,000 shares of the Company's common stock; and 105,000 shares of convertible preferred stock that relate to an employment contract and a consulting agreement with the sellers.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

[1] MANAGEMENT'S REPRESENTATION

         In the opinion of management, the accompanying unaudited financial statements present fairly, in all material respects, the financial position of U.S. Transportation Systems, Inc. and Subsidiaries and the results of their operations and their cash flows for the nine months ended September 30, 1997 and 1996, and, accordingly, all adjustments (which include only normal recurring adjustments) necessary to permit a fair presentation have been made. Certain information and footnote disclosures normally required by financial accounting principles have been condensed or omitted. It is recommended that these statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Form 10-KSB report. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

         U.S. Transportation Systems, Inc. has signed a definitive agreement to transfer substantially all of the assets and certain liabilities to Precept Investments, Inc (Precept) in exchange for 9,500,000 shares of Precept Common Stock which will represent 21% of the outstanding Precept Capital Stock upon completion of the asset sale. The agreement provides that the Precept Shares will be listed on NASDAQ and that they will be distributed to the shareholders of USTS immediately after completion of the sale, except that some number of the shares (currently estimated at 550,000) will be used by USTS to satisfy liabilities which are not being assumed by Precept. USTS is withholding its rental car brokerage business from the sale.

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

         The acquisitions of Mencor and GNT were accounted for as purchases and resulted in goodwill of $352,396. Additionally, at the time the acquisition of GNT, the Company recorded a liability for the resulting minority interest in USTI of $645,194.

         During the nine months ended September 30, 1996, the Company purchased certain personal property, intangible assets and contract rights from Krogel Air Freight, Inc. and Krogel Freight Systems of Tampa, Inc. for $150,000 in cash and 18,333 shares of common stock. The acquisition was accounted for as a purchase.

         During the nine months ended September 30, 1996, the Company purchased certain assets from Jackson & Johnson, Inc. for $160,000 in cash and the assumption of approximately $2,930,000 in accrued debt. The acquisition was accounted for as a purchase.

            During the nine months ended September 30, 1996, the Company purchased 100% of the outstanding stock of Banc-Pro Transportation, Inc. for 336,000 shares of common stock. This acquisition was accounted for as a purchase.

               U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


[3] DISCONTINUED OPERATIONS

            During the third quarter of 1997, the Company closed ATAB of Texas, all equipment was sold yielding a profit of $1,545, all personnel were terminated and land and building were transferred to Assets Held for Sale.

         On March 28, 1997 the Company sold ASI for: $100,000 cash; a 10.5% interest bearing note of approximately $5,200,000 with monthly payments of approximately $80,000, the unpaid principal fully due on April 1, 1999; and a non-interest bearing note of $685,000 also due April 1, 1999. The Company received the first two payments from the purchasors of ASI. Subsequently, the purchasor of ASI defaulted on the note. ASI is currently experiencing severe cash flow problems. Negotiations are underway to modify the note receivable extending payment terms. ASI is currently attempting to raise additional capital to support its operations. There is no assurance that ASI will be able to raise this capital and accordingly, the Company has recorded a reserve of $5,239,086 to adjust the carrying value of the note receivable to the estimated cash to be received. The adjustment to the note receivable is included in the reserve for discontinued operations

         On January 7, 1997 the Company sold the entertainment divisions as a continuing operation for 850,000 shares of common stock of Packaging Plus Services, Inc., a publicly-held company (Symbol: "PKGP"). PKGP was trading at $1.0625 per share at the time of the sale. This transaction resulted in a loss on disposal of $146,944.

         At September 30, 1997, Assets Held for Sale consisted of one motorcoach bus with a carrying value of $55,953, land and building in Phoenix, Arizona with a carrying value, net of related debt, of $153,080 and land and building in Sealy, Texas with a carrying value of $318,777. The carrying values of these assets approximate estimated realizable value.


[4] CAPITALIZATION

         In January, 1996, the Company issued $300,000 of convertible preferred stock, which were converted into 88,889 shares of common stock in March 1996.

            During the nine months ended September 30, 1996, the Company increased the authorized common stock shares from 20,000,000 to 50,000,000 shares.

            During the nine months ended September 30, 1996, the Company issued $1,200,000 of 5% subordinated promissory notes and bridge units. These notes were paid and the Company recorded expenses related to this issuance of $441,038 during the nine months ended September 30, 1996.

            During the nine months ended September 30, 1996, the Company had a one-for-six reverse split of its common stock, effective August 27, 1996. The par value remained at $.01 per share, and all share data has been adjusted for this split.

            During the nine months ended September 30, 1996, the Company had a common stock unit offering whereby 1,705,043 units, each comprising of one share of common stock and one warrant (exercisable under certain conditions) at $3.82 for one share of common stock, were issued.

              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



[5] SUBSEQUENT EVENTS

         On January 30, 1997, U.S. Trucking, Inc. (USTI), a subsidiary of U.S. Transportation Systems, Inc. (the Company) which owns the Company's tractor-trailer operations, acquired 100% of the capital stock of Gulf Northern Transport Inc. (GNTI). On April 16, 1997, United Acquisition II Corporation (UACQ), which is the subject of a Bankruptcy petition, commenced an adversary proceeding in the Bankruptcy Court against the Company, its Chairman and many other corporate and individual defendants. UACQ alleges that it acquired beneficial ownership of GNTI prior to the transfer of GNTI to USTI, and that the defendants conspired to deprive UACQ of its interest in GNTI. In November, 1997, the defendants reached an agreement with UACQ to settle the litigation. The settlement will be effective only if it is approved by the Bankruptcy Court. If approved, the settlement would eliminate the claims by UACQ to ownership of GNTI, in exchange for 25,000 shares of the Company's common stock and payment of $100,000 plus a promissory note of $100,000 payable over three years.

              U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   Nine Months Ended September 30, 1997 vs.
                     Nine Months Ended September 30, 1996



Results of Operations

         The Company's revenue for the first nine months of 1997 increased significantly from the same period in 1996, from $13,065,678 in 1996 to $25,417,444 in 1997, a 94.5% increase. This dramatic increase resulted primarily from the acquisition of BancPro Transportation, Inc. in September 1996, which had revenues of $1,872,050 in the first nine months of 1997 as compared to $157,612 for one month in 1996, and the acquisition of three tractor-trailer operations, Jay & Jay Transportation, Inc. in June 1996, Mencor, Inc. and Gulf Northern Transport, Inc. in January 1997. The tractor trailer operations, operated within the Company's 75 percent owned subsidiaries, USTI, had revenues of $12,837,190 in the nine months ended September 30, 1997 as compared to $1,855,956 for the same period in 1996.

         The Company's income from continuing operations for the first nine months of 1997 decreased from the same period in 1996, from a profit of $236,756 in 1996 to a loss of $3,021,704 in 1997. This loss was primarily the result of postings made by corporate of a non-recurring nature to: increase overall reserves for bad debt by $400,000; accrue for tax, legal and other pending liabilities of $1,036,000; issue the Company's common stock in exchange for consulting services and board participation totaling $657,500 and the balance of expenses resulting from corporate overhead.

         In the fourth quarter, the Company anticipates profits from its transportation operations and the potential for overall profitability with a reduction in merger related costs and corporate overhead.

Liquidity and Capital Resources

         The Company's working capital at September 30, 1997 was $1,454,333, as compared to $6,496,866 at September 30, 1996. The working capital at September 30, 1996 included proceeds from a public offering in August, 1996 of $5,013,056.

         The net cash used in continuing operations was $216,875 for the nine months ended September 30, 1997. The Company anticipates positive cash flow from continuing operations in the foreseeable future. The Company further anticipates that cash flow from the collection of notes receivable and sale of assets of discontinued segments will further enhance future cash flow. The Company's line of credit with the Israel Discount Bank of New York was reduced from $5.0 million to $4.5 million. The Company believes that its agreement with Precept Investors, Inc. will have an overall positive impact on the Company's liquidity and capital resources.

                   U.S. TRANSPORTATION SYSTEMS, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



 Liquidity and Capital Resources (continued)

         The Company sold the assets of both its custom equipment manufacturing segment and its entertainment segment in the first quarter of 1997. The Company sold ASI and received $100,000 cash; a 10.5% interest bearing note of approximately $5,200,000 with monthly payments of approximately $80,000, the unpaid principal fully due on April 1, 1999; and a non-interest bearing note of $685,000 also due April 1, 1999. These notes are currently in-default for late payments and have been written-down by $5,239,086 (see note 3). The Company sold the entertainment divisions in exchange for 850,000 shares of common stock of Packaging Plus Services, Inc., a publicly-held company (Symbol: "PKGP"), subject to various trading restrictions. PKGP was trading for $0.69 on September 30, 1997.

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